Form 10KSB
period 2000-12-31
ONCOURSE TECHNOLOGIES INC
filed 2001-04-03
CIK 1067675

OMB APPROVAL
                                                       OMB Number: 3235-0420
                                                      Expires: April 30, 2003
                                                      Estimated average burden
                                                     Hours per response: 294.00

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
       For the fiscal year ended:  December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from:  ---------- to ----------

                        Commission File Number:  0-31813

       Under Section 12(b) or (g) of the Securities Exchange Act of 1934

                          ONCOURSE TECHNOLOGIES, INC.
                    (Name of Small Business in its charter)

              NEVADA                               91-1922441
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

                            3106 South 166th Street
                             New Berlin, WI  53151
                    (Address of principal executive offices)

                   Issuer's telephone number:  (262) 860-0565
                   Issuer's facsimile number:  (262) 860-0561

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK;
                                                               COMMON STOCK
                                                               PURCHASE WARRANTS

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ X ] Yes     [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for its most recent fiscal year:  December 31, 2000:  $5,247,617

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 1,443,715 shares at $.90 per share as of March 20, 2001 for a $1,299,344 market value.

Number of shares outstanding of each of the issuer's class of common equity, as of March 20, 2001: 17,851,227

Transitional Small Business Disclosure Format (Check one):  Yes [   ];  No [ X ]

                          ONCOURSE TECHNOLOGIES, INC.

                                   FORM 10-SB
                               TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     ----

PART I

   Item  1.   Description of Business                                        3
   Item  2.   Description of Property                                       12
   Item  3.   Legal Proceedings                                             12
   Item  4.   Submission of Matters to a Vote of Security Holders           12

PART II

   Item  5.   Market for Common Equity and Related Shareholder Matters      13
   Item  6.   Management's Discussion and Analysis or Plan of Operation     14
   Item  7.   Financial Statements:                                         17

              OnCourse Technologies, Inc.                           F-1     18
              Report of Independent Public Accountants              F-2     19
              Consolidated Balance Sheets                           F-3     20
              Consolidated Statements of Operations                 F-5     22
              Consolidated Statements of Shareholders' Equity       F-6     23
              Consolidated Statements of Cash Flows                 F-7     24
              Notes to Consolidated Financial Statements            F-8     25

   Item  8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           39

PART III

   Item  9.   Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act                                           39
   Item 10.   Executive Compensation                                        40
   Item 11.   Security Ownership of Certain Beneficial Owners
              and Management                                                41
   Item 12.   Certain Relationships and Related Transactions                42
   Item 13.   Exhibits and Reports on Form 8-K                              43

                                     PART I

ITEM 1.        DESCRIPTION OF THE BUSINESS

COMPANY BACKGROUND

OnCourse Technologies, Inc. (the "Company" or "OnCourse") is a Nevada corporation organized on May 28, 1998 to develop internet based business-to-business ("B2B") electronic-commerce sites for use in the procurement of raw materials and tooling for metalworking industries, to acquire specific other businesses, and to raise capital. Metalworking is defined as the process or art of shaping things out of metal. OnCourse currently has four wholly owned subsidiaries. OnCourse subsidiaries develop and or sell and distribute CAD/CAM/CAE software. Computer-Aided Engineering (CAE) is the integration of design and manufacturing into a system under the direct control of digital computers. Software systems written by "the subsidiaries" combine the use of computers in industrial-design work, computer-aided design (CAD), with their use in manufacturing operations, computer-aided manufacturing (CAM). This integrated process is commonly called CAD/CAM. CAD systems generally consist of a computer with one or more terminals featuring video monitors and interactive graphics-input devices; they can be used to design such things as machine parts, patterns for clothing, or integrated circuits. CAM Systems involve the use of numerically controlled machine tools. In a CAE system, drawings developed and revised during the design process are converted directly into instructions for the production machines using computer-assisted part programming that will manufacture the desired object. CAD/CAM systems can create or import the geometrical profile of a required component as, for example, a series of connected points. The position of each point, and the ways in which it can be reached by movements of the tool, is calculated by the computer. After calculating the necessary tool movements, the computer develops a complete machining program for the part to be
manufactured on a computer numerical control (CNC) machine tool.   CNC is when a
computer is used as the controller in an NC (numerical control) machine tool with the program actuated from computer memory. CNC systems are controlled by dedicated mini- or microcomputers developed to enable machine tools to be readily adapted to different jobs by altering the control program or software.

Wholly-owned subsidiaries of OnCourse and the dates of their acquisition by OnCourse include: Micro Estimating Systems, Inc, a Wisconsin corporation ("Micro Estimating") - July 31, 1998; CAM Solutions, Inc., a Minnesota corporation ("CAM Solutions") - January 1, 1999; Cimtronics, Inc., an Arizona corporation ("Cimtronics") - October 1, 1999; and TekSoft, Inc, an Arizona corporation ("TekSoft") - January 31, 2000.

Micro Estimating designs, develops, and markets computer-aided-engineering ("CAE") software consisting of Windows-based estimating software products and services, including estimating, process planning and layout software for and to customers in diverse manufacturing businesses. Micro Estimating also distributes under an exclusive arrangement in the U.S.A. and Canada the AutoTAS tool management software of a Swedish developer and supplier.

CAM Solutions distributes computer-aided-design/computer-aided-manufacturing ("CAD/CAM") products developed by TekSoft and other CAD/CAM software developers; and Machine Shop Estimating, FabPlan and LayOut Pro products developed by Micro Estimating. CAM Solutions also sells and installs Direct Numerical Control ("DNC") systems for machine tools and systems integration between Micro Estimating's software and other manufacturing enterprise systems. A DNC system is another variation of a CNC system in that a DNC system involves sending part programs over telecommunications lines from a central computer to individual machine tools in the factory, thus eliminating the use of storing programs on the machines.

Cimtronics distributes CAD/CAM products developed by TekSoft and other CAD/CAM software developers; and Machine Shop Estimating, FabPlan and LayOut Pro products developed by Micro Estimating. Cimtronics also sells and installs DNC systems for machine tools and systems integration between Micro Estimating's software and other manufacturing enterprise systems.

TekSoft designs, develops and markets proprietary CAD/CAM software products used in metal manufacturing. TekSoft distributes its products using distributors both domestically as well as internationally. TekSoft's distributors include CAM Solutions and Cimtronics.

EMPLOYEES

OnCourse and Micro Estimating have headquarters in New Berlin, Wisconsin. Micro Estimating has a sales office in North Carolina and other subsidiaries have headquarters and operations in Arizona and Minnesota. The OnCourse organization has 44 full-time employees. In addition, TekSoft uses 10 full-time and one part-time contract programmers.

BUSINESS OF THE COMPANY

Subsidiaries of OnCourse have, for five years or more developed and or sold CAD/CAM/CAE software to the metalworking industries. TekSoft has developed and marketed CAD/CAM software since 1981. Micro Estimating has developed and marketed CAE software since 1982. CAM Solutions has been selling CAD/CAM/CAE software since 1989. Cimtronics has been selling CAD/CAM/CAE software since 1993. Both CAM Solutions and Cimtronics have had meaningful CAD/CAM/CAE sales since the years referenced above. The principal market for the subsidiaries' software products consists of an estimated 500,000 small to medium sized metalworking manufacturers. These manufacturers include but are not limited to, Original

Equipment Manufacturers (OEM), independent machine shops, contract manufacturers, manufacturers of aerospace, automotive, appliance, and high technology equipment, electronics industry components, as well as other tool and die makers. Tool and die making is the industrial art of manufacturing stamping dies, plastics molds, and fixtures to be used in the mass production of solid objects. Sales are made by direct sales force and subsidiaries and through distributors. Sales made by direct sales force and subsidiaries were 45% and 66% for the years ended December 31, 2000 and 1999, respectively. Sales made by distributors were 55% and 34% for the years ended December 31, 2000 and 1999, respectively. Sales in North America and Europe for the years ended December 31, 2000 and 1999 were 87% and 7% and 98% and 2%, respectively.

PRINCIPAL PRODUCTS AND MARKETS

CAD/CAM

TekSoft develops and markets Windows and Windows-NT based, CAD/CAM software used in the metal working industries. This subsidiary's flagship CAD/CAM product, ProCAM, has a customer base in excess of 15,000 users in its nine available languages. TekSoft has a total of over 22,000 users for all its products installed at facilities serving the aerospace, computer, and automotive and mold-making industries, among others. According to the 2000 Software Market Assessment by CIMdata Inc., an independent research firm specializing in the NC industry, TekSoft is ranked in the top five based on installed users for CAM companies worldwide.

     PROCAM

     ProCAM is a CAD/CAM solution designed for use in manufacturing or machining products for the manufacturing industry. The ProCAM for Windows product provides a fully integrated solution for two dimension (2D) CAD/CAM applications and three dimension (3D) applications requiring complex surface modeling and machining. Based on past awards, ProCAM is one of the fastest, easiest to use CAD/CAM products on the market. For example, ProCAM received a 1998 Excellence in Manufacturing Technology Achievement Award for "Innovation" in the software classification by the readers of American Machinist Magazine. ProCAM was also voted a year 2000 Excellence in Manufacturing Technology Achievement Award winner in the software classification titled "User Friendliness" by the readers of American Machinist Magazine. Since 1877, American Machinist has covered significant developments in manufacturing technology. The magazine is dedicated to serving the machine tool market completely and offers readers the most up-to-date information in the methods and practices of metalworking. American Machinist's has a monthly subscription base of 80,000 readers consisting of company management and manufacturing/production managers and engineers in the Metalworking industries.

     CAMWORKS

     CAMWorks is a CAM application that is seamlessly integrated into, and is operated from within a third party application called SolidWorks. According to SolidWorks' website, SolidWorks is a CAD package developed by the SolidWorks Corporation, a Dassault Systems S.A. (NASDAQ:DASTY) company. The SolidWorks Corporation develops and markets 3D mechanical design solutions. CAMWorks incorporates CAM technologies pioneered by TekSoft such as: Associative Machining which allows a user to change the CAD drawing of a part and automatically update the machining parameters without additional user input; and Knowledge Based Machining which allows users to edit or update a predefined set of operational instructions for machining a specific type of feature on a part. This allows the CAMWorks system to automatically select the correct machining parameters for a given feature on a part, therefore dramatically reducing the input required by the end user.

CAMWorks is currently available for Milling and Turning applications. CAMWorks addresses the needs of today's sophisticated manufacturing engineers by delivering CAM solutions critical to success. OnCourse believes it's the most advanced tool available for mainstream engineers to get products to market faster, efficiently and within budget.

CAE

Micro Estimating offers estimating and process planning software for a broad spectrum of the manufacturing industries.

     MACHINE SHOP ESTIMATING ("MSE")

     MSE is an engineering based cost estimating system for manufacturing companies. MSE calculates machining times and total product costs according to company specific estimating procedures. The software is comprised of 72 machine tool and operation specific software modules to emulate actual machine tool and production cycles. The machine emulation modules will produce calculations within 1% of true production time. The software provides process planning, machine process layouts and comprehensive management functions. It incorporates on-line supplier links, graphical reports, and interfaces seamlessly to numerous factory management and CAD/CAM programs. MSE libraries contain over 1,150 raw materials specifications and incorporate 2 million speeds and feed tooling combinations. The typical customer is a factory owner, estimator or an engineering department in a larger facility. MSE received a 1998 Excellence in Manufacturing Technology Achievement Award as "Readers Choice for User Friendliness" in the software classification by the readers of American Machinist Magazine.

     LAYOUT PRO ("LP")

     LP serves as a process planning and machine process layout system, which allows users to easily calculate machining or fabrication times for product production. LP offers users the same basic functionality of the MSE product without the pricing or quoting features. The typical customer is a process planning engineer or manufacturer of metal working equipment. LP is a subset of MSE and contains no manufacturing pricing functions, and is typically purchased by machine tool builders.

     FABPLAN ("FP")

     FabPlan is an engineering based cost estimating system designed for manufacturers that operate fabrication equipment. FP calculates fabrication times and total product costs according to company specific estimating procedures and shop equipment by simulating actual machine tool cycles. The software facilitates process planning and machine tool process layouts, which provides calculations for fabrication times used for production. The system incorporates supplier links, provides graphical reports, and interfaces with numerous factory management and CAD/CAM programs. The typical customer is a factory owner, estimator or an engineering department in a larger facility.

     AUTOTAS

     Micro Estimating is the exclusive U.S. and Canadian distributor and systems integrator for AutoTAS, a software product offered by Sandvik/Coromant of Sweden. AutoTAS is a tooling management program that was previously only available in Europe. Tool management software assists companies in the control and replenishment of tooling used in the manufacturing process.

NEW PRODUCTS AND SERVICES

On behalf of the Company, Micro Estimating has begun development of a business-to-business electronic-commerce service web site called Tools4Mfg.com. The Tools4Mfg.com world-wide-web site is the cornerstone in its strategy to offer the functionality of all the Company's proprietary software products to the world-wide metal working community.

The Company anticipates that electronic-commerce, primarily the Tools4Mfg.com web site, will expand revenues in the markets of electronic-commerce and supply chain management. Supply chain management software provides a system comprised of integrated networks to facilitate managing design, procurement, planning, sales, fulfillment, and service for manufacturing and sales by providing the technologies for communicating efficiently with customers, and suppliers. This primary electronic-commerce revenue generating activity will sell tangible consumable industrial products while providing the related electronic-transaction software. Tools4Mfg.com will be an Internet-based purchasing system for use by manufacturing firms involved in producing, processing, or purchasing custom fabricated and machined products. The target market of Tools4Mfg.com is the smaller manufacturer, which represents 75% of American manufacturers. These smaller manufacturers typically have not been able to implement the expensive and labor intensive supply chain enterprise systems used by firms like the big three automotive companies, and will therefore benefit most from this type of electronic-commerce program. The Company will be positioned as an electronic middleman fulfilling orders for component parts manufacturers.

The site's overall design is substantially complete with respect to the planned layout and functionality. The actual technological feasibility of the site is
approximately 15% complete based on its current capabilities.   Completed
development on the site consists of basic site layout, a material calculation system and the development of a tool that will allow end users the ability to define a component part to the Tools4mfg.com site and then search for contract machining suppliers based on a specific geographical location. These capabilities are currently available on a non-fee basis. It is management's belief that the Tools4Mfg.com site's functionality, when completed, will fulfill the objective set forth in this segment of the Company's business strategy. Neither the Company nor Micro Estimating have begun marketing or advertising any of the functionality of this site.

The Company believes that it will offer its existing customer base the capability to obtain raw material pricing and to place orders for raw materials over the Tools4mfg.com site during the third quarter of 2001. This will be funded internally by the Company. However, there is no certainty that the Company will be able to generate any revenues from this completed phase of the web site development.

The Company expects to continue to fund the development of the site from a combination of internally generated funds and capital contributed by industry partners. The time required for completion of the site will depend upon the Company's ability to generate funds for the remainder of the project. If the Company continues to develop the site without the aid of outside funding, the Company anticipates completing the site in the third quarter of 2002. However, the time line for the completion of the project could be reduced by three to six months if additional funding is secured during the second and third quarters of 2001. To date the Company has not received any capital contributions from its industry partners. Several revenue streams are projected from Tools4Mfg.com. Revenues will be derived from sales commissions on raw materials, component parts, and industrial tooling. The Company also expects to add transaction fees, subscription fees, and online sales of manufacturing software. However, there is significant risk in that the Company may not be able to generate any revenue from this business strategy upon completion of the web site.

According to an article in the October 5, 2000 edition of Purchasing magazine, it is estimated that the annual market for production-grade and metalworking metals is at least $900 billion. Net penetration is estimated at less than 1/100 of 1% of the estimated $900 billion annual global marketplace for production-grade and metalworking metals. The management of OnCourse feels that even a very small percentage of this market earned as commissions and transactions cost would generate $90 million of material transactions in which the Company would receive commissions and transaction fees. In addition, the Company also believes it will be able to generate revenues from tooling and auction sales as well.

The Company believes that revenues and transaction fees could exceed $25 million annually within the next five years. The following table shows the revenue stream for the $25 million of revenues and transaction fees based on
management's belief.   However, there is significant risk in that the Company
may not be able to generate any revenue from this business strategy upon completion of the web site.

              RAW MATERIAL AND PERISHABLE TOOLING REVENUES (MILLIONS)

                            Total            Tools4mfg             Average
                          Estimated     Captures 1/100% of       Transaction
     Revenue Source        Market       the Market (.001%)      Fee of 2.75%

     Raw Materials        $900,000            $900.0                $24.8

     Tooling                 4,000               4.0                  0.6

          Total           $904,000            $904.0                $25.4

RESEARCH AND DEVELOPMENT

During years ended December 31, 2000 and 1999, the subsidiaries have expended $593,000 and $17,000, respectively, for research and development activities and purchased in-process research and development expenses as part of the TekSoft acquisition. The $593,000 of research and development expended during the year ended December 31, 2000 includes $270,000 for the purchased in-process research and development that was written off on January 31, 2000. In addition, the subsidiaries have expended $1,268,000 and $114,000 for its capitalized software during the years ended December 31, 2000 and 1999, respectively. There have been no material customer sponsored research activities or expenditures.

GOVERNMENTAL REGULATION AND APPROVAL

The subsidiaries do not require governmental approval for any of its activities and has incurred no cost or expense with respect to compliance with federal, state and local environmental laws. Some of the subsidiaries' customers may incur expenses for environmental compliance, but there has been no effect of any such compliance on the subsidiaries. No single supplier or customer has a material effect in the subsidiaries' operations.

TRADITIONAL METAL WORKING MANUFACTURERS AS THE SUBSIDIARIES'S SOFTWARE MARKET

Domestic manufacturers are estimated to conduct approximately $3.8 trillion in annual business and these manufacturers employ 17 million people. According to the National Institute of Standards (NIST), 75% of manufacturers employ 50 people or less. OnCourse subsidiaries individually have up to 19 years providing that market with software to make job shops more efficient. The information referenced below provides historical summaries of the products sold by the OnCourse subsidiaries of Micro Estimating and TekSoft:

            USERS SOLD SINCE SUBSIDIARY WAS ESTABLISHED (UNAUDITED)

                                        Year            Users
          Subsidiary                 Established        Sold

          TekSoft                       1981           22,000
          Micro Estimating              1982            2,600

HISTORICAL SALES BY MICRO ESTIMATING AND TEKSOFT BY YEAR (UNAUDITED)


Subsidiary/Activity            1995         1996        1997         1998        1999         2000

Micro Estimating Revenues    $1,123,225   $1,517,953  $1,580,905   $1,851,151  $1,716,246   $1,770,148
New Micro Estimating Users          147          220         185          215         173          195

TekSoft Revenues             $2,774,981   $2,668,804  $2,862,826   $2,859,651  $3,157,720   $3,401,076
New TekSoft Users                 2,157        2,074       2,225        2,539       2,460        2,100

Total Revenue                $3,898,206   $4,186,757  $4,443,731   $4,710,802  $4,873,966   $5,171,224
Total of New Users Added          2,304        2,294       2,410        2,754       2,633        2,295

CURRENT ENVIRONMENT IN THE SUBSIDIARIES'S SOFTWARE MARKET

A dramatic shift in supply chain management is underway in which manufacturers are looking to electronic-commerce solutions for sourcing and supply. Addressing those trends, the Company is developing an Internet-based purchasing system for use by manufacturing firms involved in producing, processing, or purchasing custom fabricated and machined products. The Tools4Mfg site will be positioned as an electronic middleman fulfilling orders for component parts manufacturers. This electronic-commerce system will process electronic Requests for Quotes ("RFQ") and Electronic Purchase requisitions for raw materials, component parts, and related tooling products and ultimately be paid with electronic funds transfers. Coupling this trend with use of the Internet as a software delivery and maintenance mechanism will provide new opportunities and a more efficient means for OnCourse to increase its value to customers.

THE COMPANY'S BUSINESS STRATEGY

The OnCourse strategy is to build a recognized and respected brand name as the leader in providing software and services that make component manufacturers more efficient and profitable. The Company's products, such as the award winning software systems referenced above under the ProCAM and Machine Shop Estimating ("MSE") headings, are the base of this strategy and will be built upon to create a broader position.

Existing subsidiaries' product lines have demonstrated sales growth over the last five years. When including sales activity prior to OnCourse ownership, net sales for Micro Estimating's products and services has grown from $1.12 million for the year ended December 31, 1995 to pre-consolidated net sales of $1.77 million for the year ended December 31, 2000. When including sales activity prior to OnCourse ownership, net sales for TekSoft's products and services has grown from $2.77 million for the year ended December 31, 1995 to pre-consolidated net sales of $3.40 million for the year ended December 31, 2000. The Company believes that product sales and services will easily exceed the sales growth in terms of dollars and percentage increases that were realized over the previous five years.

In concert with OnCourse products is an electronic-commerce strategy. OnCourse is creating a business-to-business electronic-commerce site for the metals working industry to purchase products, services, and trade.

OnCourse will use the Internet as a key part of this strategy to deliver software, provide applications while providing a focused trading site to build a loyal customer base. Integrating OnCourse applications with the OnCourse Internet site will lead users to take advantage of the business-to-business electronic-commerce site. Four core internet concepts will be used:

  o  INTEGRATING APPLICATIONS WITH ONCOURSE PORTAL

  OnCourse's subsidiaries products will have seamless interfaces to the web portal. One of the first integrations to be done will be with Micro Estimating's software. The MSE and FabPlan software can, via modem, dial out to a supplier of raw materials, access their database and receive current raw material pricing. The web portal is designed to perform this access via the Internet, access a supplier's database, and return current raw material pricing. When possible all OnCourse products will integrate with those areas of the portal that perform similar or complimentary tasks.

  o  DRAW CUSTOMERS WITH CONTENT

  OnCourse will draw customers with content by offering current industrial news pertaining to the metal working industries, and by providing user forums to exchange manufacturing ideas and problems, post questions, create topics, check employment listings and find ideas for innovations and improvements. There also will be several databases developed by OnCourse allowing easy calculations and allowing the look up of common metal working information. Customers will also be given the technology to easily exchange or share drawings and relevant manufacturing files. Customers will also be given the opportunity to create and use individual mailboxes and filing systems to organize any communications and file exchanges done through the site.

  o  VALUE ADDED TRADING SITE

  The proposed value added functionality at the OnCourse portal, Tools4Mfg.com, is in several areas. There will be an online area for shopping for industry leading software and finding information about software companies serving the metal working industry. Online calculators will be provided that run in an internet browser that will simplify some routines and time consuming
  manufacturing calculations.   Online databases will allow the look up of
  common metal working information. There will be an online auction for selling and buying both new and used manufacturing items. Customers will be able to shop online for the best prices and delivery from several raw material suppliers in real time. A facilities locator named The Machine
  Shop Selector allows for detailed and specific production facilities searches both geographically and by specific production capabilities and provides the communication technologies to contact multiple manufacturers for pricing or information. Manufacturer of custom components will have the ability to receive Requests for Quotations (RFQ's) pre-defined that match their capabilities and preferred type of work and online forums will allow the exchange of manufacturing ideas and problems.

RISK FACTORS THAT MAY IMPACT THE SHAREHOLDERS INVESTMENT

Shareholders of the Company should be aware that the ownership of the Company's shares involves certain investment considerations and risk factors, including those described below and elsewhere in this annual report, which could adversely affect the value of their holdings. Neither the Company nor any other person is authorized to make any representations as to the future market value of the Company's stock.

Any Forward-looking statements contained in this annual report should not be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized. Investors are hereby notified that such information reflects the opinions of Company management as to the future. Investors should use their own judgment as to the significance of this information to their individual investment decisions.

Investment in the Company's Common Stock must be considered speculative due to a number of risk factors including, but not limited to, the limited history of trading in the Company's Common Stock in any Public Market.

CONTROL BY THE MANAGEMENT MIGHT LIMIT INDEPENDENT, PUBLIC SHAREHOLDER INFLUENCE

The Chief Executive Officer and the President of the Company beneficially own approximately 60% of the outstanding common stock of the Company. The remaining directors and other executive officers own approximately 32% of the outstanding common stock of the Company. Accordingly, the Chief Executive Officer and President together, or along with the Board of Directors and other executive officers, will exercise control over the Company, including control over the election of directors, the appointment of officers, and the business policies, investments and future acquisitions, if any, of the Company. Public shareholders' interests may not be fully represented alongside the differing interests of management shareholders, if any. The large percentage of shares owned by these persons will have a limiting effect on the number of shares available for trading in the secondary market, which could have an adverse effect on price and liquidity.

ABSENCE OF NECESSARY FINANCING COULD DISRUPT OPERATIONS, PRODUCT DEVELOPMEN, GROWTH PLANS

The Company intends to obtain the necessary interim and long-term financing necessary to continue operations, to fund present and future product development, and to maintain the competitive position of its software products in their manufacturing markets. There is no guarantee that the Company will have the financial ability to meet all of those goals. The Company expects to raise additional capital from time to time by private placements of the Company's securities and capital contributed by industry partners. To date the Company has not received any capital contributions from its industry partners. There can be no assurances that there will be any market for the Company's securities or that sufficient capital can be raised by any such private placements. If capital is not available, it may not be possible for the subsidiaries to develop new products, to grow existing product revenues or to operate profitably in any market. In such event, shareholders could lose their entire investment. See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - Liquidity and Capital Resources".

ANTICIPATED REVENUES FROM PURCHASED IN-PROCESS RESEARCH & DEVELOPMENT MAY NOT BE REALIZED

The Company acquired $270,000 of CAMWorks in-process research and development as part of the TekSoft acquisition on January 31, 2000. It is possible that the Company may not complete the development related to the CAMWorks project ahead of its competition or before technology changes in the market place that may render the technology obsolete. As a result, the Company may not realize the expected revenues that management believes will result from this acquired in-process technology.

COMPETITORS'S STRENGHTS COULD FORCE PRICE REDUCTIONS, DAMAGE PROFIT PROSPECTS

The markets for the subsidiaries' products are intensely competitive. The CAM industry for example has more than 200 competitors in which TekSoft is referenced as one of the top five worldwide software providers according to the above-mentioned CIMdata research. The estimating products offered by Micro Estimating have a dramatically different number of competitors. There is only one other competitor in the estimating field and that is Manufacturers Technologies, Inc. Limited information is available on this company as they are a privately held organization. Many of the subsidiaries' present or prospective competitors have or may have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the subsidiaries will be able to compete effectively in the future. If the subsidiaries are unable to compete effectively, shareholders could have a lower return on their investment or lose their entire investment.

LIMITED PRIOR PUBLIC MARKET AND RESTRICTION ON FREE SALE OF STOCK MAY ADVERSELY AFFECT STOCK VALUE AND LIQUIDITY

There is presently a limited public market for the Company's common stock and there can be no assurance that an active market will develop. The prices at which the shares trade will be determined by the market place and could be subject to significant fluctuations in response to many factors, including, among others, variations in the Company's quarterly operating results, changing economic conditions in the industries in which the subsidiaries participate, and changes in government regulations. In addition, the general stock market has in recent years experienced significant price fluctuations, often unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, may adversely affect the market price of the Company common stock. In the event of declining stock values and diminished liquidity, shareholders could lose their entire investment. See "MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

DEPENDENCE ON OPERATING ENVIRONMENTS IMPOSES OBSOLESCENCE, DIMINISHED REVENUES AND PROFIT EXPOSURES

The subsidiaries' software is designed for use with computers running in the Microsoft WindowsTM and Windows NTTM operating environments. The successful introduction of new operating systems or significant changes in existing operating systems could adversely affect the Company's operating results. Failure by the subsidiaries to develop new products for any such changed operating environments could result in the Company's inability to maintain sufficient margins in which to continue its business.

RAPID TECHNOLOGICAL CHANGE EXPOSES SUBSIDIARIES TO COMPETITIVE DISADVANTAGES, REDUCTIONS IN SALES, PROFITS, GROWTH RATES, MARKET ACCEPTANCE

The market for the subsidiaries' products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of hardware or software products embodying new technologies and the emergence of new standards could have an adverse effect on the subsidiaries' present products or any products under development. For instance, the Company believes that TekSoft's CAMWorks product is an example of rapid technological change. The CAMWorks product in the last two to three years has changed the way CAM is being done in the manufacturing community. CAMWorks' ability to analyze a solid model and generate machine code to produce the piece part automatically will change the way parts will be manufactured in the future. The subsidiaries' future success will depend upon its ability to enhance its present products as well as introduce new products that are responsive to technological developments and end-user requirements and development market appeal. Any failure by the subsidiaries to develop new products and enhancements in a timely manner will have an adverse effect on the results of the Company's operations and could result in the Company's failure and the loss of shareholders' investment.

ABSENCE OF A MARKET FOR THE COMPANY'S ELECTRONIC-COMMERCE PRODUCTS INCREASES RISKS OF LOSS ON INVESTMENT, FAILURE TO ACHIEVE GROWTH TARGETS, DIFFICULTING IN MEETING DEBT SERVICE REQUIREMENTS, DIMINISHED INVESTOR CONFIDENCE

A market for the Company's electronic-commerce and other business-to-business products may not develop. If a significant market for internet-based electronic-commerce and business-to-business products does not develop, the Company's business may not grow according to the Company's expectations and shareholder's prospects for capital gain will be diminished.

COMPETITIVE PRICING PRESSURES MAY INCREASE THE RISK OF LOSS OF INVESTMENT

Competitive pricing pressures might bring about a reduction in the average price of the subsidiaries' products, resulting in a decrease in revenues and gross margins. Changes in product mix and other factors might also influence prices. If price reductions occur, the Company's revenues will decline unless it is able to offset these decreases by increasing its sales volumes. In addition, in order to maintain its gross margins, the subsidiaries must develop and introduce new products and product enhancements, and it must continue to reduce the development and distribution costs of its products. There is no assurance that the Company will succeed in implementing corrective action if any of these declines occur. Failure by the subsidiaries to implement successful pricing strategies and/or to develop new products to meet these competitive pressures and/or to increase unit volumes could result in the Company's failure and the loss of shareholder's investment.

NEW PRODUCTS MAY CONTAIN UNDETECTED HARDWARE AND SOFTWARE ERRORS, INCRASE RISK OF LOSS OF INVESTMENT

New products the subsidiaries develop may contain undetected hardware and software errors, which could require significant expenditures of time and money to correct, harm its relationships with existing customers and negatively impact its reputation in the industry. In addition, the subsidiaries' products are combined with products from other vendors. If such problems occur, it may be difficult to identify the source of the problem. If such problems should occur, and if the Company is unable to rapidly correct any such problems, there may be consequences such as:

   o   Delay or loss of market acceptance of the subsidiaries' products
   o   Significant warranty or other liability claims
   o Diversion of engineering and other resources from product development efforts
   o   Significant customer relations problems
   o   Loss of credibility in the market
   o   Inability to sell its products until any errors are corrected

Any one or any combination of these consequences could result in a significant loss in value of shareholders' investment.

QUARTERLY FLUCTUATIONS MAY PLACE ADDITIONAL BURDEN ON WORKING CAPITAL, NEED FOR ADDITIONAL INVESTMENT

Management believes that OnCourse's sales will fluctuate based on the manufacturing communities purchasing trends. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly in the future. For example using an average of the last six years sales activity, Micro Estimating's sales on a quarterly basis has ranged from approximately 19% of annual sales to as high as 30% of annual sales. TekSoft's average quarterly sales for the same six-year period have fluctuated from approximately 23% of annual sales to 27% of annual sales. A typical sales pattern will start the year with new budget spending through the first four months. Then there will be a three-month slowdown during the summer months, which reflects reduced production and plant shutdowns. This is then followed by an increase in sales volume through the end of the year as companies complete their fiscal years, typically spending remaining budgetary monies and in some cases, based on taxation issues, purchase smaller capital expenditures to reduce tax liabilities. Other factors that may affect quarterly results include the following:

   o The overall strength of the economy, timing, size and terms of customer orders
   o   Changes in customer buying patterns
   o Uncertainties associated with the introduction of any new product or product enhancement
   o The timing of the announcement and introduction of new products by the subsidiaries or its competitors
   o The mix of products sold and the mix of distribution channels through which products are sold
   o Deferrals of customer orders in anticipation of new products, services or product enhancement introduced by the Company or its competitors
   o Technological developments affecting the electronic-commerce, business-to-business, and manufacturing software markets

Any failure by the Company to obtain sufficient lines of credit to support these quarterly fluctuations, if any, could result in a decline in profitability and a loss of shareholder value.

MANAGEMENT OF FUTURE ACQUISTIONS AND GROWTH WILL REQUIRE ADDITIONAL INVESTMENT, MAY EXCEED COMPANY'S ABILITY TO MANAGE THIS GROWTH

The Company has embarked upon an ambitious growth plan including the acquisition of one or more businesses and the accumulation of capital to finance existing and acquired businesses. It will be necessary for the subsidiaries to attract, hire and maintain new employees at many levels, including senior management in order to achieve and support growth. The Company expects to include the public market for its securities as a basis for the development of key employee incentive compensation, savings, investment and retirement plans. There can be no assurance that the Company will be successful in any of these efforts, the failure of which could result in slower growth, a decline in profitability and a loss of shareholder value. See "MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

LOSS OF KEY PERSONNEL OR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL MIGHT RESULT IN FAILURE OF THE COMPANY TO IMPLEMENT ITS PLANS

Loss of the services of key management employees or inability to attract and retain qualified personnel or delays in hiring required personnel, particularly programmers and sales personnel, could delay the development and introduction of, and negatively impact the subsidiaries' ability to sell its products. In addition to key management personnel, the Company's success depends on its ability to attract and retain highly skilled technical, managerial, marketing and other personnel. Competition for these personnel is intense. In recent years, there has been a strong demand for qualified skilled and unskilled employees in the Wisconsin, Minnesota and Arizona areas, where the subsidiaries' main operations are located, and in other areas where it operates. There is a risk that it will be unsuccessful in attracting and retaining the personnel it needs for its business. Failure to attract and retain such personnel could result in a decline in the Company's revenues and profits and a loss of investment by shareholders.

RELIANCE ON CONTRACT PROGRAMMERS FOR DEVELOPMENT OF SUBSIDIEARIES' SOFTWARE PRODUCTS

The subsidiaries use domestic and foreign contract programmers to program its software products. Competition for these resources may cause a shortage of contract programmers or increase the cost of these services to the point where the Company's profitability declines. This decline in profitability could slow product development efforts which in turn could prevent the subsidiaries from being competitive in its markets.

RELIANCE ON DISTTRIBUTION CHANNEL INCREASES EXPOSURE FROM COMPETITORS STRENGTHS, COMPANY'S FINANCIAL CONTRAINTS

The Company relies on direct sales and independent distributors to sell its products. For the years ended December 31, 2000 and 1999, 55% and 34%, respectively, of the Company's total revenues were generated by its independent distributors when excluding sales of subsidiaries that were previously independent distributors. Distributors also represent other products that may either complement or compete directly with those of the subsidiaries. Independent choices by distributors concerning which products receive their principal attention, the development of new or enhanced products by competitors, the subsidiaries' relative ability to compete effectively with others in time-to-market comparisons and a large number of factors under the control of competitors and independent distributors may adversely effect the Company's future operating results. Failure to attract and retain good distributors and/or to implement more direct marketing efforts could result in a decline in the Company's revenues and profits and a loss of investment by shareholders.

ASSET ENCUMBRANCES, OPERATING LOSSES, CONTINGENT STOCK ISSUANCES MIGHT INCREASE SHAREHOLDER DILUTION WHILE VALUES COULD DECLINE

Substantially all of the Company's assets are pledged to secure bank indebtedness subject to compliance with certain financial ratio tests. The Company's earned surplus deficit and continuing operating losses might reduce the availability of such credit facilities in the future under those ratio tests. At the same time, revenue and net income increases, if any, will obligate the Company to issue additional shares under acquisition agreements. Taken as a whole, these factors increase the risk of dilution in shareholder value and impose a risk of complete loss of shareholder value unless those trends are reversed or offset by the infusion of new capital.

COMPANY'S BANK INDEBTEDNESS HAS FLOATING INTEREST RATES

The Company's existing line of credit facility has interest rate pricing that fluctuates with changes in the bank's prime rate. Significant increases in the bank's prime interest rate could reduce the Company's operating profits. A reduction in profitability will make it more difficult to implement the Company's growth plans and to develop the products necessary to remain competitive.

YEAR 2000 COMPLIANCE

During 1999 the Company had analyzed the Year 2000 readiness issues related to its business systems. All systems critical to managing the business were Year 2000 compliant. As of the date of this annual report, the Company has not experienced any problems with Year 2000 Compliance.

FORWARD-LOOKING STATEMENTS

This annual report of OnCourse Technologies, Inc. includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "1934 Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the 1934 Act. This protection does not apply to statements made in an initial public offering.

REPORTS TO SECURITY HOLDERS

The Company intends to provide all of its shareholders with an annual report of the Company's operations including comparative audited financial statements for the years ended December 31, 2000 and 1999.

The public may read and copy any materials that the Company has on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at
(800) SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is http://www.sec.gov.
------------------

The Company's Internet site address is http://www.oncoursetechnologies.com.
                                       -----------------------------------

ITEM 2.        DESCRIPTION OF PROPERTY

All of the operations of the Company and its subsidiaries are conducted from office space leased from non-related party landlords except as noted for TekSoft. TekSoft leases office space with a related party that is renewable in five-year increments for a period of twenty-five years. TekSoft subleases a significant portion of this related party lease as office space to other tenants. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The following table sets forth information concerning the operating facilities:

                                                              MONTHLY RENT AS
                                   SIZE IN                          OF
TENANT                           SQUARE FEET   LEASE EXPIRES  JANUARY 1, 2001
------                           -----------   -------------  ---------------

OnCourse Technologies, Inc./        4,672       11/30/2002        $3,335
Micro Estimating Systems, Inc.
3106 South 166th Street
New Berlin, WI 53151

CAM Solutions, Inc. (1)             1,122        1/31/2003        $1,311
1631 East 79th Street
Suite 134
Bloomington, MN  55425

CAM Solutions, Inc. (2)               413        7/16/2001          $548
2121 W. Army Trail Road
Suite 102
Addison, IL  60101

Cimtronics, Inc.                    1,550        8/31/2004        $2,196
7434 East Stetson Drive
Suite C-165
Scottsdale, AZ  85251

TekSoft, Inc.                       8,800        7/14/2003       $20,570
16121 North 78th Street
Scottsdale, AZ  85260

ITEM 3.        LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in any legal proceedings the resolution of which would have a material adverse effect on the business or financial condition of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, at the time of this filing, is traded only in the environment of the Pink Sheets under the OCTH symbol and has very limited trading volume or activity. The following table sets forth, for the fiscal quarters indicated and available, the high and low bid prices for the Company's Common Stock as reported by the Company's market maker. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions. The prices are adjusted for the 1 for 2 reverse stock split effective October 31, 1999. The Company intends to apply to have the Common Stock traded on the OTC Bulletin Board immediately upon the effectiveness of the 10-SB registration statement filed October 23, 2000, 10-SB Amendment No. 1 filed December 29, 2000, and 10-SB Amendment No. 2 filed March 6, 2001. No assurance can be given that such application will be approved and, if approved, that an active trading market for the Common Stock will be established or maintained.


                                                         High       Low
                                                         ----       ---

      Year Ended December 31, 2000

               First Quarter                             $6.00     $4.50

               Second Quarter                             6.00      2.25

               Third Quarter                              4.00      0.25

               Fourth Quarter                             1.75      0.60


      Year Ended December 31, 1999

               July 2, 1999 (First Price Available)      $5.50     $5.50

               Third Quarter                              6.00      0.50

               Fourth Quarter                             6.00      0.50


None of the holders of any shares of Common Stock of the Company are entitled to any registration rights.

The Company has not paid any dividends on its Common Stock and intends to retain all earnings for use in its operations and to finance the development and the expansion of its business. It does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operation and financial condition, among other factors.

As of December 31, 2000, there were approximately 540 holders of record of the Company's common stock.

During the year ended December 31, 2000, the Company offered and issued on various dates 118,250 Units at a price of $2.00 per unit and 10,000 Units at a price of $1.00 per unit. The units include one share of Company common stock and one Company Class A common stock purchase warrant expiring three years from the unit purchase date and one Company Class B common stock purchase warrant expiring five years from the unit purchase date. These units were issued and sold in a private placement to selected individuals deemed financially capable of making the investment. During the year ended December 31, 2000, the Company also offered and issued on various dates 13,484 Units at a price of $2.00 per unit for services performed. The units were issued without registration under 1933 Act pursuant to the provisions of Section 505 of Regulation D promulgated by the SEC and appropriate filings with regulatory agencies of the states where the units were offered. All of the 349,878 combined Class A and Class B common stock purchase warrants sold during the years ended December 31, 2000 and 1999 are outstanding as of December 31, 2000.

On January 31, 2000, the Company acquired all of the stock of TekSoft, Inc., in exchange for 4,500,060 shares of Company common stock plus the contingent right to receive 1,500,000 additional shares during the next five years if certain revenue growth is achieved from TekSoft's CAM products. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". See Exhibit No. 8(d) "Agreement and Plan of Reorganization dated January 10, 2000 by and among the Company, TekSoft, and Gary F. Fulton" for details of this agreement. These shares were issued without registration under the 1933 Act pursuant to the exemption provided by
Section 4(2) of that Act exempting transactions not involving a public offering. These sales were limited to a few persons who owned all the stock of the acquired companies. No brokers or dealers were involved.

In January 2000, the Company offered and issued 19,500 shares of Company common stock to the employees of TekSoft, Inc. as an incentive to continue employment following the Company's acquisition of TekSoft.

During the year ended December 31, 2000, 1,071 of the 400,000 Redeemable Common Stock Purchase Warrants issued in 1998 were exercised for a total consideration of $1,607.

In May 2000, the Company entered into a twelve-month contract with an unrelated professional services firm. The Company issued 300,000 shares of common stock at a value of $2.00 per share for financial public relations and acquisition analysis services. Subsequent to December 31, 2000, the contract was extended to February 19, 2001 with no additional consideration given.

During the year ended December 31, 2000, the Company offered and issued 2,500 shares of Company common stock as payment for $5,000 of outside programming services performed. The market price of the Company common stock was $1.01 on the date of issuance.

During the year ended December 31, 2000, the Company offered and issued 5,000 shares of Company common stock to an employee as a hiring incentive. The market price of the Company common stock was $1.50 on the date of issuance. In addition, the Company also awarded another employee 20,000 shares as part of that employee's compensation package at a value of $2.00 per share.

All of the share certificates issued in the above-described transactions carry restrictive legends and are subject to stop transfer orders. Generally, securities issued without registration under the 1933 Act are restricted and therefore subject to limitations on the ability of the holder to resell.
Restricted shares may be sold only upon registration under the 1933 Act, pursuant to the provisions of Rule 144 or under some other exemption.

In general, under Rule 144, a person (or persons) whose shares are aggregated who has beneficially owned his or her restricted shares for at least one year, including persons who may be deemed "affiliates" of the Company, as that term is defined under the 1933 Act, would be entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading volume in the over the counter market during the four calendar weeks preceding such sale. The sales also would be subject to the requirement that there be current information publicly available and that the issuer has filed all required reports under the 1934 Act. As a reporting company when the Company's 10-SB registration statement dated October 31, 2000, 10-SB Amendment No. 1 filed December 29, 2000, and 10-SB Amendment No. 2 dated March 6, 2001 becomes effective, the Company will satisfy this requirement. Equivalent information may be available through other sources (annual reports and press releases) prior to the time the Company's securities are registered. The sales must also be broker sales when the broker simply executes a sale, does not solicit offers to purchase and receives no more than the normal commission. In addition, a person who is deemed not to have been an affiliate of the Company at any time during the 90 days preceding a sale by such person, and who has owned his or her restricted shares for at least two years, would be entitled to sell such shares under Rule 144 at any time without regard to the volume limitations and availability of public information.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes, thereto and the other financial information appearing elsewhere in this filing. In addition to historical information, the following discussion and other parts of this filing contain forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company's expansion plans and other factors discussed herein.

Since the Company's incorporation on May 28, 1998, the Company's goal has been to become the collaborative business partner for the metal working industry by providing technology products and services that improve the profitability and
efficiency of metal component manufacturers.   This goal is carried out under
three objectives consisting of: acquiring specific other businesses; developing Internet based, business-to-business electronic-commerce sites for use in the procurement of customer components, raw materials, and tooling for the metalworking industries; and raising capital and maximizing shareholder value. The Company is on course relative to these objectives by executing strategies that focus on a balance of three priorities: growth, profitability and liquidity.

During the years ended December 31, 2000 and 1999, the Company acquired three companies: TekSoft on January 31, 2000; Cimtronics on October 1, 1999; and CAM Solutions on January 1, 1999. Each of these acquisitions has moved the Company closer to its goal of becoming a business partner for the metal working
industry.   These acquisitions also helped complement its existing product offerings as well as broaden the base necessary for implementing its Internet
strategy utilizing a business-to-business electronic-commerce site.   The
Company, through its Micro Estimating subsidiary, also forged an exclusive arrangement to be the U.S. and Canadian distributor and systems integrator for a tool management system offered by one of Europe's largest tooling manufacturers that enables companies to increase machine up-time and reduce inventory.

In addition to the above acquisitions, the subsidiaries have devoted significant management time and resources to upgrading its computer-aided-manufacturing and computer-aided-engineering products and developing its business-to-business
electronic-commerce site.   During the year ended December 31, 2000, the Company
invested over 35% of net sales or $1,861,000 in the forms of capitalized software and purchased in-process and internally developed research and development activities. This is a significant increase over the approximate 5% of net sales that the Company invested during the year ended December 31, 1999. The percentage increase can be largely attributed to the $1,752,000 investment level in internally developed research and development, purchased research and development, and capitalized software expenditures of $323,000, $270,000, and $1,159,000, respectively, made by TekSoft since it was acquired on January 31, 2000.

The Company acquired both developed and in-process technologies as part of the TekSoft acquisition on January 31, 2000. An appraisal was performed on the TekSoft computer-aided-design and computer-aided-manufacturing software product lines: ProCAM 2000, CAMWorks 99 and CAMWorks 2000. The developed technology was valued at $4,300,000. This was comprised of $3,150,000 for the current completed ProCAM 2000 software and $1,150,000 for the CAMWorks 1999 software. An estimated useful life of five years was determined to be reasonable for the TekSoft's developed technologies.

Generally, in-process research and development is distinguished from developed technology based upon whether "technological feasibility" has been achieved.
The technological feasibility of a product is established when the enterprise has completed all planning, designing, testing, and sampling activities that are necessary to establish that the product can be produced to meet its design specifications including functions, applications, and technical performance requirements. The in-process technology was determined to be $270,000 for the CAMWorks software. For approximately five months prior to the valuation date, the engineering staff had begun the work on the release of version CAMWorks 2000. At the date of acquisition, the release had not yet reached the beta stage.

At the date of acquisition, TekSoft planned the release of a new version of the CAMWorks software for May of 2000. Very little of the code base, comprising the existing basic infrastructure, would be rewritten for this release or for the next several releases. The next release is scheduled for early 2001. The 2001 release will be added to the then existing core code and, based on the historical pattern, will add an estimated 20% in features and functionality to the base. The CAMWorks 2000 project will include 90 or more enhancements.

The significant acquisition and product development activity during the years ended December 31, 2000 and 1999 generated significant changes in the results of operations when comparing the years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

The Company continued to focus on product development and sales growth during the year ended December 31, 2000. The two acquisitions made on October 1, 1999 (Cimtronics) and January 31, 2000 (TekSoft) helped to increase net sales by $2,765,000 to $5,248,000 for the year ended December 31, 2000 from $2,483,000 for the same period in 1999. This represents an increase of 111%. In addition, the Company's deferred revenue of $1,624,000 as of December 31, 2000 reflects an increase of $668,000 over the combination of the deferred revenues of $462,000 for OnCourse as of December 31, 1999 and the inclusion of TekSoft's $494,000 deferred revenue as of January 31, 2000.

Cost of goods sold was $1,699,000 or 32% of net sales for the year ended December 31, 2000 as compared to the $636,000 or 26% of net sales for the year
ended December 31, 1999.   The increase in cost of goods sold is largely related
to the increased sales generated from the Cimtronics acquisition on October 1,
1999 and the TekSoft acquisition on January 31, 2000.    The Company's gross
margin as a percentage of net sales declined from the gross margin percentage for the year ending December 31, 1999 largely due to the acquisitions of TekSoft, and Cimtronics. TekSoft contributed to the decrease because of its significant capitalized software amortization. Cimtronics, which as a distributor has lower gross margins, had a full year of activity for the year ended December 31, 2000 as compared to only one quarter of activity in 1999.

Selling expenses increased to $2,494,000 or 48% of net sales for the year ended December 31, 2000 as compared to the $1,110,000 or 45% of net sales for the year ended December 31, 1999. The increase is largely related to the additional selling expenses for the Cimtronics and TekSoft businesses acquired. Total advertising expenses were $342,000 for the year ended December 31, 2000 as compared to $123,000 in 1999.

Total research and development expense was $593,000 and $17,000 for years ended December 31, 2000 and 1999, respectively. The increase is attributed to the research and development activities of TekSoft. Included in the $593,000 was $270,000 of purchased in-process research and development as part of the TekSoft acquisition. This non-recurring amount was written off immediately in accordance with APB No. 16, "Accounting for Business Combinations."

Goodwill and other intangible amortization were $1,092,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively. The largest factor in the increase related to the TekSoft acquisition, which contributed to $862,000 of the goodwill and $141,000 of other intangible amortization for the year ended December 31, 2000. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets. The amortization of the Cimtronics goodwill also contributed to the increase as the year ended December 31, 2000 had a full year of amortization expense totaling $84,000 compared to only one quarter of expense of $21,000 for 1999.

General and administrative expense increased to $2,143,000 or 41% of net sales for the year ended December 31, 2000 compared to the $928,000 or 37% of net sales for the year ended December 31, 1999. The increase can be mostly attributed to the general and administrative expenses of the Cimtronics and TekSoft businesses since acquisition. Also contributing to the increase is the addition of the Chief Financial Officer position and the legal and professional expenses incurred to manage the Company's acquisitions and the preparation and filing of the Company's 10-SB registration statement.

Operating expenses including purchased in-process research and development and goodwill and other intangible asset amortization, were $6,322,000 for the year ended December 31, 2000 as compared to $2,081,000 for the year ended December 31, 1999.

Interest expense increased from $31,000 in 1999 to $105,000 for the year ended December 31, 2000. This increase is attributed to the loans acquired in the TekSoft acquisition, rising interest rates during 2000 as well as an increase in additional borrowings to finance the Company's research and development and software development activities. This resulted in a pre-tax loss of $2,879,000 for the year ended December 31, 2000 as compared to the $265,000 pre-tax loss in 1999.

The net loss after tax benefits was $2,312,000 and $170,000 for the years ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OnCourse has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has sufficient funds and borrowing availability to meet its operating expenses and capital requirements through fiscal year 2001 and into fiscal year 2002. However, the Company intends to seek such additional funding from equity offerings to existing shareholders or other third parties during 2001. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, affect borrowing under its line of credit or reevaluate its operating plans.

The Company's cash position as of December 31, 2000 was approximately $200,000 as compared to $92,000 as of December 31, 1999. During the year ended December 31, 2000, net cash provided by operating activities was $915,000 versus $88,000 for the year ended December 31, 1999.

The Company's working capital as of December 31, 2000 was a negative $971,000 as compared to the negative working capital of $393,000 as of December 31, 1999. The $578,000 decrease in working capital over the December 31, 1999 balance is largely attributed to increased deferred revenues, which increased from the $462,000 balance as of December 31, 1999 to the $1,624,000 balance as of December 31, 2000. Offsetting the deferred revenue increase were increases in accounts payable and accrued liabilities, which increased to $1,031,000 as of December 31, 2000 from the $394,000 as of December 31, 1999.

On October 9, 2000, the Company consolidated its bank debt by replacing the Micro Estimating and TekSoft lines of credit and substantially all of the existing bank term debt. The new debt facility consists of a $400,000 term loan due on October 1, 2005 and a $1,100,000 three-year revolving line of credit agreement due October 9, 2003, and as such, the term debt and revolving line of credit facilities are classified as long-term debt. The revolving line of credit is limited to a borrowing base calculated as a specified percentage of qualifying accounts receivable, property, plant and equipment and net capitalized software. The interest rate for the term loan and revolving line of credit is 9.25% and prime (9.5% at December 31, 2000), respectively. The new debt facility is secured by all of the assets of the Company and its subsidiaries. Management believes that the new debt facility will support its working capital needs throughout 2001.

In addition to the above mentioned lines of credit and term debt as of December 31, 2000, the Company has several notes payable due to current and former shareholders and employees of the Company and its subsidiaries totaling $161,000 with a current portion of $155,000 as of December 31, 2000. These notes have interest rates that range from 7% to 16.5%. The principal and interest payment structures vary for these notes. Please refer to the accompanying consolidated financial statements and footnotes for details.

Shareholder's Equity increased to $10,742,000 as of December 31, 2000 compared to $476,000 as of December 31, 1999. The increase in Shareholder's Equity since December 31, 1999 is attributed to the acquisition of TekSoft for $11,650,000, which includes $895,000 of contingent shares earned during the year ended December 31, 2000, the $203,000 of additional proceeds from the sale of common stock, $629,000 of common stock issued for services, and $94,000 of common stock issued for employee compensation. Offsetting these increases for the year ending December 31, 2000 was the $2,312,000 loss incurred for the year ended December 31, 2000.

In addition, the Company recorded a $273,000 reduction to retained earnings with an offsetting increase to additional paid-in capital to reflect the accounting treatment for extending the expiration date of the 1998 warrants from March 31, 2000 to September 30, 2000. The same warrants were further extended to June 30,
2001 on September 12, 2000.   Generally accepted accounting principles required
that the warrants be classified as equity and accreted to the estimated redemption value based on the terms of the warrants. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero.

The extension resulted in a new measurement date and the incremental value of the warrants was accounted for as a dividend to the shareholders. The value of the remeasured warrants was determined using the Black-Scholes pricing model.

The Company invested $1,268,000 in capitalized software for the year ended December 31, 2000. This compares to $114,000 for the year ended December 31, 1999. The significant investment during the year ended December 31, 2000 can be mostly attributed to feature enhancements to TekSoft's computer-aided-manufacturing software. The Company also made expenditures for plant and equipment and other assets during the year ended December 31, 2000 of $138,000 and $141,000, respectively, compared to the $81,000 and $2,000 for the year ended December 31, 1999. The increase in other assets is largely related to license fees for third-party technology used in TekSoft's CAM software products.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using internally generated cash flows from operations. The Company has approximately $312,000 available as of December 31, 2000 under its revolving line of credit facility. Additional sales of common stock, if any, through private placement activities will help supplement internally generated cash flows in meeting its operating and growth needs.

ITEM 7.           FINANCIAL STATEMENTS

The following report and financial statements of the Company are contained on the pages indicated.

            OnCourse Technologies, Inc.                           Page F-1
            Report of Independent Public Accountants              Page F-2
            Consolidated Balance Sheets                           Page F-3
            Consolidated Statements of Operations                 Page F-5
            Consolidated Statements of Shareholders' Equity       Page F-6
            Consolidated Statements of Cash Flows                 Page F-7
            Notes to Consolidated Financial Statements            Page F-8

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of OnCourse Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OnCourse Technologies, Inc. (a Nevada Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OnCourse Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 9, 2001

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2000 and 1999

                      Assets                            2000          1999
                      ------                           ------        ------
Current Assets:
 Cash                                                 $200,411      $91,684
 Accounts Receivable, Less Allowance for Doubtful    1,105,908      412,260
  Accounts of Approximately $24,900 and $11,600,
  Respectively
 Prepaids and Other Assets                             306,939       56,307
 Deferred Income Tax Asset                             389,670      205,193
                                                   -----------   ----------

     Total Current Assets                            2,002,928      765,444

Note Receivable from Shareholder                        45,041       41,738

Capitalized Software, Less Accumulated Amortization
 of $1,422,334 and $501,166, Respectively            4,873,769      226,752

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software             377,217      257,515
 Furniture, Fixtures and Vehicles                      151,471      162,657
                                                   -----------   ----------
     Total Property and Equipment                      528,688      420,172

 Less- Accumulated Depreciation                       (180,126)    (226,085)
                                                   -----------   ----------
     Net Property and Equipment                        348,562      194,087

Goodwill, Less Accumulated Amortization of $976,606  7,256,424      597,263
 and $25,651, Respectively

Assembled Workforce, Less Accumulated  Amortization    191,190            -
 of $28,810

Trade Names, Less Accumulated Amortization of          516,389            -
$33,611

Distribution Network, Less Accumulated Amortization    521,428            -
of $78,572

Other Assets                                           178,291        8,961
                                                   -----------   ----------

     Total Assets                                  $15,934,022   $1,834,245
                                                   -----------   ----------
                                                   -----------   ----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2000 and 1999

      Liabilities and Shareholders' Equity              2000         1999
      ------------------------------------             ------       ------

Current Liabilities:
 Lines of Credit                                   $        -     $183,425
 Current Portion of Long-Term Debt                     52,318       17,200
 Current Portion of Capital Leases                     13,060        7,100
 Accounts Payable                                     823,754      331,047
 Accrued Income Taxes                                  14,833       22,699
 Accrued Commissions                                   84,210       61,618
 Accrued Wages and Other Liabilities                  207,347       63,116
 Notes Payable to Shareholders and Employees          154,587       10,000
 Deferred Revenue                                   1,623,982      461,911
                                                   ----------    ---------

     Total Current Liabilities                      2,974,091    1,158,116

Line of Credit                                        787,818            -
Notes Payable to Shareholders and Employees, Less       6,757            -
Current Portion
Long-Term Debt, Less Current Portion                  375,914      172,912
Capital Lease Obligations, Less Current Portion         4,758            -

Deferred Income Tax Liability                       1,042,770       26,796

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000            17,751       11,850
  Shares Authorized, and 17,751,227 and
  11,850,156 Shares Issued and Outstanding,
  Respectively
 Additional Paid-In Capital                        14,662,217      665,919
 Warrants                                             713,886    1,864,990
 Retained Deficit                                  (4,651,940)  (2,066,338)
                                                  -----------   ----------

     Total Shareholders' Equity                    10,741,914      476,421
                                                  -----------   ----------

     Total Liabilities and Shareholders' Equity   $15,934,022   $1,834,245
                                                  -----------   ----------
                                                  -----------   ----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2000 and 1999

                                                   2000          1999
                                                  ------        ------

Net Sales                                      $5,247,617    $2,482,475

Cost of Sales                                   1,699,293       635,859
                                               ----------    ----------

     Gross Profit                               3,548,324     1,846,616

Selling Expenses                                2,493,764     1,109,782

Research and Development                          323,445        17,100

Purchased In-Process Research & Development       270,000             -

Goodwill and Other Intangible Amortization      1,091,948        25,651

General and Administrative Expenses             2,142,749       928,330
                                              -----------    ----------

     Operating Loss                            (2,773,582)     (234,247)

Interest Expense                                  105,235        30,748
                                              -----------    ----------

Loss Before Income Taxes                       (2,878,817)     (264,995)

Income Tax Benefit                                566,624        94,632
                                              -----------    ----------

     Net Loss                                 $(2,312,193)    $(170,363)
                                              -----------    ----------
                                              -----------    ----------

Basic and Diluted Loss Per Share                   $(0.14)       $(0.01)
                                              -----------    ----------
                                              -----------    ----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Deficit)
For the Years Ended December 31, 2000 and 1999

                                                                                                                  Total
                                                Common Stock       Additional                                 Shareholders'
                                            -------------------      Paid-in                      Retained        Equity
                                            Shares       Amount      Capital      Warrants         Deficit      (Deficit)
                                            ------       ------      ------       --------         -------      ---------

Balance, December 31, 1998               10,306,000     $10,306      $26,349    $         -       $(81,575)     $(44,920)

 Distribution of Shares in Spin-off Upon    800,000         800         (800)                            -             -
  Expiration of Right-of-Return
 Shares Issued for Acquisitions             303,846         304      674,311                             -       674,615
 Issuance of Common Stock                    40,205          40       16,891                             -        16,931
 Issuance of Warrants                             -           -      (51,047)        51,047              -             -
 Warrants Issued as Dividends                     -           -            -      1,814,400     (1,814,400)            -
 Exercise of Warrants                           105           -          615           (457)             -           158
 Contingent Shares Earned                   400,000         400         (400)             -              -             -
 Net Loss                                         -           -            -              -       (170,363)     (170,363)
                                         ----------     -------  -----------    -----------    -----------   -----------

Balance, December 31, 1999               11,850,156      11,850      665,919      1,864,990     (2,066,338)      476,421

 Shares Issued for Acquisition            4,500,060       4,500   10,750,643              -              -    10,755,143
 Issuance of Common Stock                   488,734         489      925,835              -              -       926,324
 Issuance of Warrants                             -           -     (220,942)       220,942              -             -
 Warrants Issued as Dividends                     -           -    1,642,128     (1,368,719)      (273,409)            -
 Exercise of Warrants                         1,071           1        4,934         (3,327)             -         1,608
 Contingent Shares Earned                   911,206         911      893,700              -              -       894,611
 Net Loss                                         -           -            -              -     (2,312,193)   (2,312,193)
                                         ----------     -------  -----------    -----------    -----------   -----------

Balance, December 31, 2000               17,751,227     $17,751  $14,662,217       $713,886    $(4,651,940)  $10,741,914
                                         ----------     -------  -----------    -----------    -----------   -----------
                                         ----------     -------  -----------    -----------    -----------   -----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                        2000           1999
                                                       ------         ------
Cash Flows from Operating Activities:
 Net Loss                                          $(2,312,193)     $(170,363)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                   2,145,893        233,314
     Loss on Disposal of Property and Equipment         17,786              -
     Non-Cash Compensation                              94,105              -
     Non-Cash Consulting Services                      404,493              -
     Purchased In-Process Research & Development       270,000              -
     Deferred Income Taxes, Net                       (592,264)       (62,349)
     Changes in Current Assets and Liabilities-
      Accounts Receivable                              (74,297)       190,676
      Prepaids and Other Current Assets                (12,088)       (42,607)
      Accounts Payable                                 225,747        (23,973)
      Accrued Liabilities                               79,939        (36,337)
      Deferred Revenue                                 667,565             38
                                                   -----------      ---------
       Net Cash Provided by Operating Activities       914,686         88,399
                                                   -----------      ---------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs             (1,268,185)      (113,985)
 Purchase of Property and Equipment                   (137,593)       (81,296)
 Other Assets                                         (141,346)        (1,677)
 Acquisition of CAM Solutions, Inc.                          -         13,670
 Acquisition of Cimtronics, Inc.                             -         27,648
 Acquisition of TekSoft, Inc.                           65,526              -
                                                   -----------      ---------
       Net Cash Used in Investing Activities        (1,481,598)      (155,640)
                                                   -----------      ---------

Cash Flows From Financing Activities:
 Proceeds (Payments) on Line of Credit, Net            604,393        (62,461)
 Proceeds from Long-Term Debt                          440,000        194,116
 Payments on Long-Term Debt and Notes Payable
   to Shareholders and Employees                      (567,396)        (4,004)
 Payments on Capital Lease Obligation, Net              (2,390)        (3,062)
 Proceeds from Stock Issuance                          202,727         16,931
 Exercise of Warrants                                    1,608            158
 Increase in Notes Receivable from Shareholder          (3,303)        (3,091)
                                                   -----------      ---------
       Net Cash Provided by Financing Activities       675,639        138,587
                                                   -----------      ---------

Net Increase in Cash                                   108,727         71,346

Cash, Beginning of Year                                 91,684         20,338
                                                   -----------      ---------

Cash, End of Year                                     $200,411        $91,684
                                                   -----------      ---------
                                                   -----------      ---------

The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Notes to Financial Statements
December 31, 2000 and 1999

(1)  Description of Merger and Acquisitions-
     --------------------------------------

     OnCourse Technologies, Inc. ("OnCourse") was incorporated in Nevada on
     May 28, 1998 as a subsidiary of Innovation International, Inc. ("Innovation"). On June 12, 1998, Innovation caused OnCourse to distribute Innovation's 800,000 common shares of OnCourse and common stock purchase warrants of OnCourse to Innovation's shareholders as a dividend-in-kind. These shares were subject to a unilateral right of return through June 12, 1999, and not reflected as being issued and outstanding until the expiration of the right of return. Effective June 12, 1998, as a result of that distribution ("spin-off"), OnCourse became separate from and was no longer a subsidiary of Innovation.

     Following completion of the spin-off, OnCourse entered into an agreement with the shareholders of Micro Estimating Systems, Inc. ("Micro Estimating") pursuant to which Micro Estimating was merged into a newly organized subsidiary, Micro Acquisition Corporation ("Acquisition"), which immediately thereafter changed its name to Micro Estimating Systems, Inc. Consideration for the merger included the issuance of 9,866,500 shares to the former shareholders of Micro Estimating, plus the potential for an additional 2,000,000 shares if certain sales growth contingencies are met as defined in the agreement. This entire transaction became effective on July 31, 1998.

     Acquisitions and Pro Forma Information-
     --------------------------------------

     CAM Solutions, Inc.-
     -------------------

     On January 1, 1999, OnCourse entered into an agreement with the shareholder of CAM Solutions, Inc. ("CAM Solutions") pursuant to which CAM Solutions was acquired as a 100% owned subsidiary of OnCourse. Consideration for the acquisition included the issuance of 150,000 shares of OnCourse stock to the former shareholder of CAM Solutions. In addition, the former shareholder of CAM Solutions may receive up to 150,000 additional shares of OnCourse stock over the next five years if net income, as defined per the agreement, increases. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $50,000, and resulted in goodwill of approximately $32,000.

     Cimtronics, Inc.-
     ----------------

     On October 1, 1999, OnCourse entered into an agreement with the shareholder of Cimtronics, Inc. ("Cimtronics") pursuant to which Cimtronics was acquired as a 100% owned subsidiary of OnCourse. Consideration for the acquisition included the issuance of 153,846 shares of OnCourse Stock to the former shareholder of Cimtronics. In addition, the former shareholder of Cimtronics may receive up to 153,846 additional shares of OnCourse stock over the next five years if net income, as defined per the agreement, increases. The acquisition was accounted for using the purchase method of accounting and accordingly the accompanying consolidated financial statements include the results of operations of Cimtronics subsequent to the acquisition date. The purchase price was approximately $625,000, and resulted in goodwill of approximately $591,000.

     The following unaudited pro forma information presents the results of operations of OnCourse as if the acquisition had taken place on January 1, 1999. The pro forma information includes an adjustment for amortization expense as a result of goodwill. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations had the acquisition of Cimtronics taken place.

                                                Year Ended
                                             December 31, 1999
                                                (Unaudited)
                                             -----------------

     Net Sales                                  $3,099,480
     Net Loss                                     (138,286)
     Basic and Diluted Loss Per Share               $(0.01)

     TekSoft, Inc.-
     -------------

     On January 31, 2000, OnCourse acquired TekSoft, Inc. ("TekSoft"), for approximately 4,500,000 shares of common stock. In addition, the former shareholders of TekSoft may receive up to 1,500,000 in additional shares over the next five years if sales, as defined in the agreement, increase.

     The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of operations of TekSoft subsequent to the acquisition date. The total purchase price of $10,755,000 was allocated to the assets and liabilities of TekSoft based upon their respective fair value, with the remainder allocated to goodwill. The purchase price paid plus the liabilities assumed exceeded the fair value of the tangible and other intangible assets purchased by $5,702,000 based on the appraisal performed by an independent appraisal firm. The final allocation of the purchase price was as follows:

     Current Assets                                          $1,034,000
     Capitalized Software                                     4,300,000
     Property and Equipment                                     167,000
     Other Assets                                                51,000
     Liabilities Assumed                                     (2,139,000)
     Intangible--Assembled Work Force                           220,000
     Intangible--Trade Names                                    550,000
     Intangible--Distribution Network                           600,000
     Acquired In-Process Research and Development               270,000
     Intangible--Goodwill                                     5,702,000
                                                            -----------
                                                            $10,755,000
                                                            -----------
                                                            -----------

     The classification of complete and incomplete technology is in compliance with SFAS No. 2 "Accounting for Research and Development Costs" and SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Generally, in-process research and development is distinguished from developed technology based upon whether "technological feasibility" has been achieved. The technological feasibility of a product is established when the enterprise has completed all planning, designing, testing, and sampling activities that are necessary to establish that the product can be produced to meet its design specifications including functions, applications, and technical performance requirements. The in-
     process technology was determined to be $270,000 of which all was attributed to the CAMWorks 2000 software. For approximately five months prior to the valuation date, the engineering staff had been at work on the release version CAMWorks 2000. At the date of acquisition, the release had not yet reached the beta stage. Significant assumptions were made in order to determine the value of the above-mentioned assets. The net cash flows inflows from significant projects were assumed to start in the first year given the stage of the in-process product technology. Historical pricing, product margins and expense levels were released based on the unaudited years ended October 31, 1995 through October 31, 1999. The overall weighted average cost of capital was estimated to be approximately 20% based on a weighting of 10% debt and 90% equity capital structure. The cost of equity capital estimated at 21% was based on using the capital asset pricing model which reflects the risk-free rate of return plus risk premiums. The cost of debt estimated at 9.9% was based on the yield of BB-rated corporate debt as of the valuation date.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of TekSoft had taken place on January 1, 1999. The pro forma information includes an adjustment for amortization expense as a result of goodwill and other intangible assets. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations had the acquisition of TekSoft taken place.

                                              Pro Forma            Pro Forma
                                              Year Ended          Year Ended
                                          December 31, 2000    December 31, 1999
                                             (Unaudited)          (Unaudited)
                                          -----------------    -----------------

     Net Sales                                $5,513,092           $5,333,967
     Net Loss                                 (2,083,194)          (1,653,882)
     Basic and Diluted Loss Per Share             $(0.12)              $(0.10)

     OnCourse and its subsidiaries, Micro Estimating, CAM Solutions, Cimtronics and TekSoft are hereafter referred to as the "Company".

     Consolidated Pro Formas for 1999-
     --------------------------------

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions of Cimtronics and TekSoft had taken place on January 1, 1999. The pro forma information includes an adjustment for amortization expense as a result of goodwill and other intangible assets and the write-off of the purchased in-process research and development. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations had the acquisitions of Cimtronics and TekSoft taken place.

                                                                                                          Pro Forma
                                                                                                           Revised
                               Consolidated      TekSoft                     Cimtronics                  Consolidated
                                Year Ended    For Year Ended   Pro Forma     Nine Months     Pro Forma    Year Ended
                               December 31,    December 31,   Adjustments  Ended September  Adjustments  December 31,
                                   1999            1999         TekSoft        30, 1999     Cimtronics      1999
                              --------------  --------------  -----------  ---------------  -----------  ------------

Net Sales                       $2,482,475      $3,157,720     $(306,228)      $652,555      $(35,550)    $5,950,972
Cost of Sales                      635,859       1,350,976      (306,228)       262,857       (35,550)     1,907,914
                                ----------      ----------   -----------       --------      --------     ----------
Gross Profit                     1,846,616       1,806,744             -        389,698             -      4,043,058
SG&A                             2,055,212       1,914,601             -        293,622             -      4,263,435
Amort. Of Goodwill and Other        25,651               -     1,103,645              -        63,337      1,192,633
  Intangibles
Purchased In-Process R&D                 -               -       270,000              -             -        270,000
                                ----------      ----------   -----------       --------      --------     ----------
Operating (Loss) Income           (234,247)       (107,857)   (1,373,645)        96,076       (63,337)    (1,683,010)
Other Expense                      (30,748)        (63,533)            -           (662)            -        (94,943)
                                ----------      ----------   -----------       --------      --------     ----------
(Loss) Income Before Taxes        (264,995)       (171,390)   (1,373,645)        95,414       (63,337)    (1,777,953)
Income Tax Benefit                  94,632          61,516             -              -             -        156,148
                                ----------      ----------   -----------       --------      --------     ----------
Net (Loss) Income                $(170,363)      $(109,874)  $(1,373,645)       $95,414      $(63,337)   $(1,621,805)
                                ----------      ----------   -----------       --------      --------     ----------
                                ----------      ----------   -----------       --------      --------     ----------

     The adjustments to TekSoft and Cimtronics' net sales and cost of sales represent the intercompany sales and purchases between OnCourse and TekSoft and Cimtronics during the year ended December 31, 1999. The adjustment for the TekSoft amortization of goodwill and other intangibles is comprised of adding twelve months of amortization expense for the goodwill and other intangible assets resulting from the TekSoft purchase price allocation and the acquisition expenses incurred by the Company. The adjustment for the Cimtronics amortization of goodwill is comprised of adding nine months of amortization expense for the goodwill resulting from the Cimtronic's purchase price allocation.

     Consolidated Pro Forma for 2000-
     -------------------------------

     The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2000, as if the acquisition of TekSoft had taken place on January 1, 1999. The pro forma information includes an adjustment for amortization expense as a result of goodwill and other intangible assets and the write-off of the purchased in-process research and development as part of the TekSoft acquisition. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations had the acquisition of TekSoft taken place.


                                                                          Pro Forma
                                               TekSoft                     Revised
                              Consolidated    One Month                  Consolidated
                               Year Ended      Ended        Pro Forma     Year Ended
                              December 31,   January 31,   Adjustments   December 31,
                                  2000          2000         TekSoft         2000
                              ------------   -----------   -----------   ------------

Net Sales                      $5,247,617      $280,661      $(15,186)    $5,513,092
Cost of Sales                   1,699,293       106,840       (15,186)     1,790,947
                              -----------      --------      --------    -----------
Gross Profit                    3,548,324       173,821             -      3,722,145
SG&A                            4,959,958       120,514             -      5,080,472
Amort. of Goodwill and Other    1,091,948             -        91,970      1,183,918
  Intangibles
Purchased In-Process R&D          270,000             -      (270,000)             -
                              -----------      --------      --------    -----------
Operating (Loss) Income        (2,773,582)       53,307       178,030     (2,542,245)
Other Expense                    (105,235)       (2,338)            -       (107,573)
                              -----------      --------      --------    -----------
(Loss) Income Before Taxes     (2,878,817)       50,969       178,030     (2,649,818)
Income Tax Benefit                566,624             -             -        566,624
                              -----------      --------      --------    -----------
Net (Loss) Income             $(2,312,193)      $50,969      $178,030    $(2,083,194)
                              -----------      --------      --------    -----------
                              -----------      --------      --------    -----------

     The adjustments to net sales and cost of sales represent the intercompany sales and purchases between OnCourse and TekSoft during the year ended December 31, 2000. The adjustment for the TekSoft amortization of goodwill and other intangibles is comprised of adding one month of amortization expense for the goodwill and other intangible assets resulting from the TekSoft purchase price allocation and the acquisition expenses incurred by the Company. The reduction of in-process research and development was made since the above presentation is as if the acquisition was made as of January 1, 1999 and the $270,000 write-off of the in-process research and development was already reflected in the presentation for the year ended December 31, 1999.

(2)  Nature of Operations-
     --------------------

     The Company develops, produces and markets computer-aided design/computer-aided manufacturing ("CAD/CAM"), estimating, layout, routing and direct numerical control ("DNC") software for job shops and the machining industry. The principal markets for the Company's software and support services are North America and Europe. For the year ended December 31, 2000, sales in North America and Europe were 87% and 7%, respectively. For the year ended December 31, 1999, sales in North America and Europe were 98% and 2%, respectively.

     Sales to one customer totaled 14% of consolidated net sales, including those sales deferred at December 31, 2000. There were no customers that had sales greater than 10% of the Company's net sales for the year ended December 31, 1999.

(3)  Liquidity-
     ---------

     OnCourse has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has sufficient funds and borrowing availability to meet its operating expenses and capital requirements through fiscal year 2001 and into fiscal year 2002. However, the Company intends to seek such additional funding from equity offerings to existing shareholders or other third parties during 2001. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, affect borrowing under its line of credit or reevaluate its operating plans.

(4)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Basis of Presentation-
          ---------------------

          The consolidated financial statements include the accounts of OnCourse and its wholly owned subsidiaries. All transactions for Cimtronics and TekSoft subsequent to the acquisition dates are included in the consolidated financial statements. All intercompany transactions and accounts have been eliminated in consolidation.

     (b)  Revenue Recognition-
          -------------------

          Revenue from product sales is recognized upon customer acceptance and delivery of the product provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of December 31, 2000 is approximately $684,000 of products which have been delivered and invoiced but for which the Company has not been notified of customer acceptance.

          Revenues also include separate maintenance fees whereby the Company provides ongoing customer support and product upgrades. Such contracts are reflected as deferred revenue and amortized ratably over the term of the maintenance period ranging from 12 to 36 months, which begins after the expiration of the one-year of free support included with the initial purchase of the software for some of the Company's products.

     (c)  Inventories-
          -----------

          The Company expenses as incurred various materials (compact disks and manuals) and supplies used to produce, package and ship its products. The value of supplies on hand at year-end is not material in relation to the overall financial statements.

     (d)  Software Development Costs-
          --------------------------

          Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software as of December 31, 2000 includes software acquired in the acquisition of TekSoft (see
          Note 1). Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During 2000 and 1999, the Company amortized the capital software costs straight line over five years.

          Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred.
          Research and development costs were approximately $323,000 and $17,000 in 2000 and 1999, respectively. In addition, the $270,000 of acquired in-process research and development resulting from the TekSoft acquisition was written off as of January 31, 2000.

          Computer software development costs capitalized in 2000 and 1999 were approximately $1,268,000 and $114,000, respectively. Amortization expense for the years ended December 31, 2000 and 1999 of approximately $921,000 and $159,000, respectively, is included in cost of sales in the consolidated statements of operations.

     (e)  Property and Equipment-
          ----------------------

          Property and equipment, which consist primarily of office and computer equipment, is stated at cost and is depreciated over the estimated useful lives of the assets (3 to 7 years) over straight-line and accelerated depreciation methods.

          Maintenance and repair costs are expensed as incurred. Improvements that extend the useful life of the assets are capitalized to plant and equipment accounts and amortized over the remaining useful life.

     (f)  Earnings per Share-
          ------------------

          Basic earnings per share ("EPS") is calculated using net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued and the contingent shares earned in the current year are adjusted as if they were outstanding the entire year.

                                                  2000             1999
                                                 ------           ------

          Weighted Average Shares
            Outstanding--Basic EPS             16,379,120       11,306,104
          Incremental Shares from
            Outstanding Warrants                   68,490          302,678
          Contingent Shares Earned                808,170          400,000
                                               ----------       ----------
          Weighted Average Shares
            Outstanding--Dilutive EPS          17,255,780       12,008,782
                                               ----------       ----------
                                               ----------       ----------

          For the years ended December 31, 2000 and 1999, the computation of basic and diluted EPS are the same due to operating losses.

     (g)  Offering Costs-
          --------------

          Costs associated with stock offerings have been recorded as a reduction to shareholders' equity (deficit) as these costs were netted against the proceeds of the stock offering in the period the costs were incurred. All costs associated with aborted stock offerings have been expensed.

     (h)  Advertising Costs-
          -----------------

          All advertising costs are expensed the first time the advertising takes place. Advertising expenses for the years ended December 31, 2000 and 1999 were approximately $342,000 and $123,000, respectively.

     (i)  Other Assets-
          ------------

          Included in Other Assets are licenses for the right to use certain third party software in the Company's products. These licenses range from three to five years and are amortized over the terms of these licenses on a straight-line basis. The Company periodically evaluates the realizability of these assets in relation to the software products that they are used in.

     (j)  Use of Estimates-
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  Reclassification-
          ----------------

          Certain amounts have been reclassified in the 1999 financial statements to be consistent with the 2000 financial statement presentation.

(5)  Note Receivable from Shareholder-
     --------------------------------

     The note receivable is due from a shareholder of the Company. The note earns interest at 8% and is due on April 15, 2002.

(6)  Goodwill and Other Intangibles-
     ------------------------------

     Goodwill consisting of excess of cost over fair value of the assets acquired in the transactions described in Note 1, is being amortized on a straight-line basis over seven years.

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill associated with the assets reviewed will be included in determining the recoverability based on the future undiscounted cash flows expected to be generated from those assets. In the event that impairment exists, goodwill shall be eliminated before reducing the carrying amount of the impaired long-lived assets and identifiable intangibles.

     Goodwill amortization for the years ended December 31, 2000 and 1999 was approximately $951,000 and $26,000, respectively.

     The purchase price allocation relating to the assets acquired in the January 31, 2000 acquisition of TekSoft resulted in several intangible assets as described in Note 1. The purchase price allocation resulted in $220,000 for Assembled Workforce, $550,000 for Trade Names and $600,000 for Distribution Network. The amortization of the Assembled Workforce and Distribution Network assets is being provided utilizing the straight-line method over the estimated useful life of seven years. The amortization of the Trade Names asset is on a straight-line basis over the estimated useful life of fifteen years. Total amortization expense relating to these intangible assets for the year ended December 31, 2000 was approximately $141,000.

(7)  Note Payable to Shareholders and Employees-
     ------------------------------------------

     As of December 31, 2000 and 1999, the Company has a non-interest bearing $10,000 demand note payable to one of its shareholders. The Company is accruing interest expense at 7% per year. Interest has not been paid on this note since its inception. The Company has accrued approximately $1,500 of interest reflected as a component of Accrued Wages and Other Liabilities on the balance sheet as of December 31, 2000. This note is classified as a current liability.

     As of December 31, 2000, the Company has several notes payable and loans to the former shareholders and employees of TekSoft The notes bear interest of 16.5% and are payable monthly and mature at various dates up to April 2002. These notes are secured by substantially all of TekSoft's property and equipment. The balance of these notes totaled $119,705 as of December 31, 2000. These notes are classified as long-term liabilities with a current portion of $112,948 as of December 31, 2000.

     The Company has a note payable to former TekSoft shareholders and current Company shareholders who loaned money to TekSoft under a line of credit agreement to finance the operations. This loan bears an annual interest rate of 16.5%. This loan totaled $31,639 at December 31, 2000. This note is due October 15, 2001.

(8)  Lines of Credit-
     ---------------

     The Company replaced its line of credit agreements and substantially all of its bank debt (see Note 9) on October 9, 2000. The new debt facility with a bank consists of a $400,000 term loan due on October 1, 2005 and a $1,100,000 three-year revolving line of credit agreement due October 9,
     2003. The revolving line of credit is limited to a borrowing base calculated as a specified percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime (9.5% at December 31, 2000). The revolving line of credit agreement will be classified as long-term debt as no payments are due until the end of the three-year period. The debt facility is secured by all assets of the Company and its subsidiaries. Borrowings under the line of credit were approximately $788,000 as of December 31, 2000.

     The Company had an additional line of credit agreement at the end of 1999 with a bank that provided for borrowings up to $225,000. The Company had borrowings under the line of approximately $183,000 as of December 31, 1999. The outstanding liability was paid as of October 9, 2000.

(9)  Debt-
     ----

     Long-term debt as of December 31, 2000 and 1999 consists of the following:

                                                    December 31,   December 31,
                                                        2000           1999
                                                    ------------   ------------

     Line of Credit (see Note 8)                       $787,818      $      -

     Note payable to bank, 9.25% interest, due
     in monthly installments of $6,500 including
     interest, through October 1, 2005, secured by
     all assets of the Company and its subsidiaries.    392,414              -

     Note payable to bank, prime (8.5% at December
     31, 1999) plus 1.0% interest; paid on
     October 9, 2000.                                         -        146,296

     Auto loan, 8.5% interest, due in monthly
     installments of $458 including interest,
     through November 18, 2004, secured by auto          18,266         22,016

     Auto loan, 8.9% interest, due in monthly
     installments of $543 including interest,
     through January 1, 2004, secured by auto            17,552         21,800
                                                     ----------      --------

     Total Long-Term Debt                             1,216,050        190,112

     Less- Current Maturities                           (52,318)       (17,200)
                                                     ----------       --------

                                                     $1,163,732       $172,912
                                                     ----------       --------
                                                     ----------       --------

     Approximate principle payments on long-term debt as of December 31, 2000 are as follows:

     2001                      $52,300
     2002                       57,300
     2003                      850,700
     2004                       62,300
     2005                      193,500
     Thereafter                      -

(10) Lease Commitments-
     -----------------

     The Company leases all of its office and warehouse space under operating leases. One of these leases is with a related party (see Note 15) that is renewable in five-year increments for a period of twenty-five years. The Company subleases a portion of this related party lease as office space to other tenants on a year-to-year lease. In addition, the Company also leases an automobile and computer equipment. Total rent expense, net of sublease payments, was approximately $218,600 and $59,100 for the years ended December 31, 2000 and 1999, respectively.

     Property under capital leases is included in property and equipment as follows:

                                           December 31,         December 31,
                                               2000                 1999
                                           ------------         ------------

     Computer Equipment                      $27,014              $10,162
     Less- Accumulated Depreciation           (5,897)              (1,016)
                                             -------              -------

     Net Capital Lease Assets                $21,117               $9,146
                                             -------              -------
                                             -------              -------

     Approximate minimum annual rental commitments as of December 31, 2000 are as follows:

                                                      Capital       Operating
     For the Year Ending December 31:                  Leases        Leases
                                                       ------        ------

     2001                                             $15,000       $340,300
     2002                                               4,897        339,200
     2003                                                   -        153,600
     2004                                                   -         18,600
     2005                                                   -              -
     Thereafter                                             -              -
                                                      -------       --------

     Total Minimum Lease Payments                      19,897       $851,700
                                                                    --------
                                                                    --------
     Less Amount Representing Interest-                 2,079
                                                      -------
     Present Value of Minimum Lease Payments          $17,818
                                                      -------
     Current Portion                                  $13,060
                                                      -------
                                                      -------

(11) Warrants-
     --------

     In connection with the issuance of stock during the year ended December 31, 2000, the Company issued 141,734 Class A stock purchase warrants and 141,734 Class B stock purchase warrants. The warrants were issued with initial estimated values (based on the Black-Scholes valuation model) ranging from $1.07 to $5.19 per Class A Warrant and $1.27 to $5.56 per Class B Warrant. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.25. The Class A Warrants expire in 2003, three years from the date of issuance. The Class B Warrants expire in 2005, five years from the date of issuance. As of December 31, 2000, all warrants issued during the year were outstanding.

     In connection with the issuance of stock during 1999, the Company issued 33,205 Class A stock purchase warrants and 33,205 Class B stock purchase warrants. The warrants were issued with initial values ranging from $1.49 to $5.19 per Class A Warrant and $1.73 to $5.57 per Class B Warrant (based on the Black-Scholes valuation model). Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.25. The Class A Warrants expire in 2002, three years from the date of issuance. The Class B Warrants expire in 2004, five years from the date of issuance. As of December 31, 2000 and 1999, all warrants issued in 1999 were outstanding.

     In connection with the spin-off of OnCourse by Innovation (see Note 1), the Company granted 400,000 common stock purchase warrants to Innovation's shareholders as a dividend in-kind. The warrants are redeemable for $.05 per warrant only at the discretion of the Company. The warrants originally entitled the holder to purchase, on or before December 31, 1999 one share of Company common stock per warrant at an exercise price of $1.50. On December 23, 1999, the expiration date for these common stock purchase warrants was extended to March 31, 2000. On March 27, 2000, the expiration date was extended a second time to September 30, 2000. On September 12,
     2000, the expiration date was extended a third time to June 20, 2001. Generally accepted accounting principals required that the warrants be classified as equity and accreted to the estimated redemption value based on the terms of the warrants. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. Under the guidelines of FASB 123, "Accounting for Stock Based Compensation," a change in the characteristics of the warrant, such as an extension of the expiration date, triggers a remeasurement point. Each of the extensions resulted in a new measurement date and the incremental value of the warrants was accounted for as a dividend to the shareholders. The incremental value reflected as a dividend was calculated as the difference between the value of the new warrants given by the Company, i.e., extended warrants, less the remaining value of the warrants given up by the Shareholders, i.e., the cancelled warrants. The value of the warrants at each remeasurement point was determined using the Black-Scholes pricing model. A dividend was recorded for approximately $273,000 and $1,814,000 for the years ended December 31, 2000 and 1999, respectively. During the years ended December 31, 2000 and 1999, 1,071 and 105, respectively, of the 400,000 warrants were exercised.

     The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                           Number of   Weighted-Average
                                           Warrants     Exercise Price
                                           --------     --------------
     Balance at December 31, 1997                -         $   -
     Warrants Issued                       400,000          1.50
                                           -------         -----
     Balance at December 31, 1998          400,000          1.50
     Warrants Sold                          66,410          2.25
     Warrants Exercised                       (105)         1.50
                                           -------         -----
     Balance at December 31, 1999          466,305         $1.61
     Warrants Sold                         283,468          2.25
     Warrants Exercised                     (1,071)         1.50
                                           -------         -----
     Balance at December 31, 2000          748,702         $1.85
                                           -------         -----
                                           -------         -----

     All warrants are exercisable as of December 31, 2000.

(12) Reverse Stock Split-
     -------------------

     Effective October 31, 1999, OnCourse exercised a 1-for-2 stock split by amending the Articles of Incorporation of OnCourse so that each two (2) authorized common shares with par value of one-tenth of one cent ($.001) per share of the Company be converted into one (1) common share with par value of one-tenth of one cent ($.001) per share. Effective the same date, OnCourse reduced the total authorized shares from 100,000,000 to 50,000,000. This resulted in reducing the shares outstanding as of October 31, 1999 from 22,861,602 shares to 11,430,801 shares. All shares and per share data have been restated to reflect the impact of the split for all periods presented.

(13) Shareholders' Equity-
     --------------------

     Consideration for the TekSoft acquisition included the issuance of approximately 4,500,000 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former shareholders of TekSoft may receive up to 1,500,000 additional shares over the next five years if net sales, as defined in the agreement, increases. For the year ended December 31, 2000, the net sales increase resulted in an additional 511,206 shares being issued to the former shareholders of TekSoft. The shares were earned as of December 31, 2000 at a value of $1.75 per share. An additional $894,611 was allocated to goodwill which will be amortized over its remaining useful life.

     Consideration for the  CAM Solutions acquisition  included the issuance  of
     150,000 shares to the former shareholder of CAM Solutions. In addition, under the terms specified in the purchase agreement the former shareholder of CAM Solutions may receive up to 150,000 additional shares over the next five years if net income, as defined in the agreement, increases. There were no shares earned during 2000 and 1999 under the purchase agreement net income criteria.

     Consideration for the Cimtronics acquisition included the issuance of 153,846 shares to the former shareholders of Cimtronics. In addition, the former shareholders of Cimtronics may receive up to 153,846 additional shares over the next five years if net income, as defined in the agreement, increases. There were no shares earned during 2000 and 1999 under the purchase agreement net income criteria.

     Consideration in the 1998 reverse triangular merger included the issuance of 9,866,500 shares to the former shareholders of Micro Estimating. Accordingly, shares issued and outstanding, all historical weighted average share and per share amounts and activity from prior periods in the consolidated statements of shareholders' equity have been retroactively restated. In addition, the former shareholders of Micro Estimating may receive up to a total of 2,000,000 additional shares through 2003 if certain targeted net sales increases, as defined, are achieved. The targeted increase in net sales, as defined, was achieved for the years ended December 31, 2000 and 1999, and as a result, an additional 400,000 shares each year have been allocated to the former shareholders of Micro Estimating. As of December 31, 2000, 1,200,000 of the 2,000,000 additional shares have been allocated to the former shareholders of Micro Estimating since the merger.

     The 800,000 shares of common stock issued to Innovation's shareholders on June 12, 1998 provided for a one-year right-of-return as defined per the merger agreement. These shares were not reflected on the consolidated statements of shareholders' equity until the right-of-return expired in 1999. No shares were returned to the Company during 1999.

     During 2000 and 1999, the Company offered and issued on various dates Units in a private placement to selected individuals deemed financially capable of making the investment. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Company issued and sold 118,250 units at $2.00 per unit and 10,000 units at $1.00 per unit during 2000. During 1999, the Company issued and sold approximately 33,000 units at $2.00 per unit.

     In May 2000, the Company entered into a twelve-month contract with a professional services firm for consulting services. The Company issued 300,000 shares of common stock for these services at a value of $2.00 per share. The cost associated with this contract is being amortized over the term of the agreement. Approximately $375,000 was amortized during the year ended December 31, 2000. The balance of $225,000 is reflected as a component of Prepaids and Other Assets on the balance sheet as of December 31, 2000. Subsequent to year end, this agreement was extended an additional nine months to February, 2002. The unamortized balance will be amortized over the remaining term of the agreement.

     During 2000, the Company offered and issued 2,500 shares of Company common stock as payment for $5,000 of outside programming services performed. The market price of the company common stock was $1.01 on the date of issuance. These services were related to software development and were capitalized.

     During 2000, the Company offered and issued 13,484 shares of Company common stock as payment of $26,968 in professional services. In addition to the common stock being issued, 13,484 Class A stock purchase warrants and 13,484 Class B stock purchase warrants were issued. The warrants were issued with initial estimated values (based on the Black-Scholes valuation model) of $5.19 for each Class A warrant and $5.56 for each Class B warrant (see Note 11).

     During 2000, the Company offered and issued 19,500 shares of Company common stock to the employees of TekSoft as an incentive to continue employment following the Company's acquisition of TekSoft. The Company also offered and issued 5,000 shares of Company common stock to an employee as a hiring incentive. In addition, the Company awarded another employee 20,000 shares as a part of that employee's compensation package. The Company recorded total compensation expense of $94,105 for these transactions.

(14) Supplemental Disclosure of Cash Flow Information-
     ------------------------------------------------
                                                               Years Ended
                                                               December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
     Approximate Cash Paid for:
        Interest                                         $122,500        $30,700
        Income Taxes                                        4,500         13,300

     Noncash Transactions:
        Capital Leases                                     14,100         10,200
        Compensation to Employees                          94,100              -
        Warrants Issued as Dividends                      273,400      1,814,400
        Common Stock Issued for Services (see Note 13)    404,500              -

(15) Related Party Transactions-
     --------------------------

     Certain owners and employees of the Company have notes and loans with the Company (see Note 7).

     A subsidiary's building that the Company occupies and leases is owned and operated by a partnership, consisting of two former principal owners of a subsidiary (and current Company shareholders) and a previous employee of the subsidiary (see Note 10). The lease expense, net of sublease was $126,200 for the year ended December 31, 2000.

     The Company also has a consulting agreement with a shareholder to provide expert advice to the company concerning business strategies. The agreement became effective December 1, 1999 and expires December 1, 2004. The Company pays the shareholder $4,167 per month for these services.

(16) Income Taxes-
     ------------

     The provision for income taxes for the years ended December 31 consists of:

                                                   2000              1999
                                                 --------          --------
     Current-
     Federal                                   $(1,106,110)        $(71,700)
     State                                        (232,885)         (16,200)
                                               -----------         --------
        Total Current                           (1,338,995)         (87,900)

     Deferred Income Taxes                         772,371           (6,732)
                                               -----------         --------

        Total Income Tax Benefit                 $(566,624)        $(94,632)
                                               -----------         --------
                                               -----------         --------

     A  reconciliation  of  the  statutory  Federal  income  tax  rate  to   the
     consolidated effective income tax rate is as follows:

                                                             Years Ended
                                                            December 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------

     Statutory Federal Income Tax Rate                   (35)%          (35)%
     State Income Taxes, Net of Federal Income            (5)            (6)
       Tax Benefit
     Goodwill Amortization                                12              4
     Other                                                 8              1
                                                         -----          -----
     Effective Income Tax Rate                           (20)%          (36)%
                                                         -----          -----
                                                         -----          -----

     Temporary differences which give rise to the deferred income tax asset and liability at December 31 are as follows:

                                                    2000              1999
                                                  --------          --------

     Deferred Revenue                             $359,452          $200,155
     Other                                          30,218             5,038
                                                ----------          --------
      Current Deferred Income Tax Asset            389,670           205,193

     Capitalized Software Costs                 (1,988,049)          (98,256)
     Book Versus Tax Depreciation Methods          (31,829)          (32,786)
     Net Operating Loss Carryforwards            1,073,877            54,477
     Other                                         (96,769)           49,769
                                                ----------          --------
           Long-Term Deferred Income Tax
             Liability                          (1,042,770)          (26,796)
                                                ----------          --------

           Net Deferred Income Tax Asset
             (Liability)                         $(653,100)         $178,397
                                                ----------          --------
                                                ----------          --------

     The Company generated net operating losses ("NOL") of approximately $1,683,000 and $189,000 in 2000 and 1999, respectively. The Company also acquired net operating losses of approximately $753,000 relating to the acquisition of TekSoft. The annual use of the NOL carryforwards acquired with TekSoft is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986. These NOL carryforwards will expire at various dates beginning in 2018 through 2020. As of December 31, 2000, the Company has remaining NOL carryforwards of approximately $2,481,000 and $2,553,000 available for future use against Federal and State income tax liabilities, respectively.

(17) Deferred Savings Plan-
     ---------------------

     TekSoft has a 401(k) deferred savings plan with a discretionary matching feature covering substantially all employees of TekSoft. During the year ended December 31, 2000, none of the employee's contributions to the plan was matched by the Company.

     Effective April 1, 2001, the Company will implement a 401(k) deferred savings plan with discretionary profit sharing and matching features covering substantially all employees of the Company's subsidiaries. This plan will replace the TekSoft 401(k) deferred savings plan.

(18) Subsequent Events-
     -----------------

     Subsequent to year end, certain of the Company's vendors agreed to take common stock and warrants in settlement of approximately $28,000 in payables outstanding at December 31, 2000. The Company anticipates issuing approximately 25,000 shares of Company common stock, 25,000 Class A Warrants and 25,000 Class B Warrants. The weighted average exercise price on the warrants is $1.90 for both classes. The Company estimated the value of warrants issued to be from $0.85 to $1.72 for each Class A warrant and from $0.95 to $1.90 for each Class B warrant.

     Subsequent to year end, the Company also offered and issued 100,000 units in a private placement to selected individuals deemed financially capable of making the investment. Units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The units were sold for $1.00 per unit. The exercise price on the warrants is $1.75 for both classes. The Company estimated the value of warrants issued to be $0.85 for each Class A warrant and $0.95 for each Class B warrant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent auditor within the Company's last two fiscal years or has not experienced disagreements on any matter of accounting principles or procedures or financial statement disclosures within the Company's last two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of the Company currently consists of five members. The current members of the Board of Directors and the executive officers of the Company are:

                        POSITION(S) HELD                   DIRECTOR     TERM
NAME                    WITH THE COMPANY             AGE     SINCE    EXPIRES

Bernard A. Woods, III   Chairman, Director, Chief
                        Executive Officer and        46      1999       2001
                        Secretary/Treasurer of
                        OnCourse and Micro
                        Estimating

Charles W. Beyer        Director and President of    49      1999       2001
                        OnCourse and Micro
                        Estimating

Kevin L. Bork           Director of OnCourse, and    41      1999       2001
                        President of CAM
                        Solutions

Craig M. Hoffman        Vice President of Micro      34        -         -
                        Estimating

Michael Zaworski        President of Cimtronics      58        -         -

Gary L. Fulton          Director of OnCourse, and    49      2000       2001
                        President of TekSoft

Scott R. Fulton         Vice President of TekSoft    43        -         -

Sky Carver              Director of OnCourse, and    44      2000       2001
                        Consultant to TekSoft

William C. Brown        Chief Financial Officer      41        -         -
                        of OnCourse and Micro
                        Estimating

All Directors' terms of office extend until the annual meeting of the Company's shareholders following their election and until successors are elected and qualified. Executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The only family relationship between any of the Directors and executive officers is that the Messrs. Fulton are brothers, and there are no agreements or understandings pursuant to which any Director or executive officer is elected.

The following is a brief description of the business experience of the directors and executive officers of the Company:

BERNARD A. WOODS, III
CEO of OnCourse and Micro Estimating: In 1988 he purchased Micro Estimating from its founder. From 1981 to 1994 he was Owner and officer of a precision machine shop located in Pennsylvania.

CHARLES W. BEYER
President of OnCourse and Micro Estimating: Engaged as General Sales Manager in September 1989; promoted to V.P., General Manager 1990, promoted to President 1997. From 1981 - 1989 employed as sales and service manager for midsize manufacturing firms.

GARY L. FULTON
President of TekSoft, Inc.: Founded TekSoft, Inc. in 1982. Prior to founding TekSoft, he was system manager of a large southwestern manufacturer.

SCOTT R. FULTON
Vice President of TekSoft, Inc.: Co-founder of TekSoft in 1982. Currently a senior programmer, systems analyst and product strategist.

SKY CARVER
Consultant to TekSoft, Private Investor, and Director of OnCourse: Prior experience includes President of Burton Carver and Company, Inc., a transportation company (1982 to 1985) with 200 employees and $7.5 million in sales. He owned and was President of Peninsula Sanitation Co., Inc. (1985-1998), a waste management company. He is currently the owner and President of Spine Therapy Center (started in January 1996), which specializes in treatment of lower back pain.

KEVIN L. BORK
President of Cam Solutions: Self-employed. Founded Cam Solutions as a start-up in 1989 to $600,000 in sales.

CRAIG M. HOFFMANN
VP - Product Development of Micro Estimating: Employee of Micro Estimating since 1986.

MICHAEL ZAWORSKI
President of Cimtronics: Self-employed. Founded Cimtronics as a start-up in 1993 to $900,000 in sales.

WILLIAM C. BROWN
CPA, Chief Financial Officer of OnCourse and Micro Estimating since February 2000: Over the last five years, he was controller of Howard Johnson's Enterprises, Inc. (1990 to 1997), a $32 million formulator of lawn and garden and ice melter products distributed throughout the U.S., and most recently, the Chief Financial Officer of Herker Industries, Inc. (1997 to 2000), a $25 million precision metal turning and assembly company. Manages all financial, treasury, risk and benefits administration for the Company including the subsidiaries' financial systems and activities.

BOARD COMMITTEES

The Board of Directors presently has no standing committees. The Board acts as a whole on all matters coming before it.

COMPENSATION OF DIRECTORS

The Company presently does not compensate its Board of Directors for any services provided as a director.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the paid or granted compensation to the Chief Executive Officer and President of the Company as well as other executive officers of the Company and its subsidiaries whose annual pay equals or exceeds $100,000. There are no other executive officers of the Company or its subsidiaries that had an aggregate salary and bonus that will or have exceeded $100,000 in fiscal years ended December 31, 2000 and 1999.

SUMMARY COMPENSATION TABLE

                                                                                                          BONUS, PENSION,
                                                         ANNUAL     OTHER ANNUAL       EMPLOYMENT            OR PROFIT
NAME AND PRINCIPAL POSITION                  YEAR        SALARY     COMPENSATION    CONTRACTS (2)<F2>    SHARING PLANS(3)<F3>

Bernard W. Woods, III                        2000        $71,104      (1)<F1>              No                   No
Director, Chairman, CEO and Secretary        1999         56,040      (1)<F1>
Treasurer of OnCourse and Micro
Estimating

Charles W. Beyer                             2000        115,045      (1)<F1>              No                   No
Director and President of OnCourse and       1999        100,551      (1)<F1>
Micro Estimating

Gary L. Fulton                               2000        123,340                           Yes                  No
Director and President of TekSoft

Michael Zaworski                             2000        117,966                           Yes                  No
President of Cimtronics, Inc.                1999        100,000

(1)<F1> The annual compensation includes an annual automobile allowance from Micro Estimating Systems, Inc. for Messrs. Woods, III and Beyer or approximately $10,000 and $6,500, respectively. Neither the Company nor its subsidiaries has any pension, profit sharing or bonus plan. TekSoft, which has a 401(k) plan, had $0 of discretionary matching contributions for its employees during the year ended December 31, 2000.

(2)<F2> In addition to the above executive officers, Kevin L. Bork, President of CAM Solutions, Inc., also has an employment contract.

(3)<F3> Neither the Company nor its subsidiaries has any pension, profit sharing or bonus plan. TekSoft, which has a 401(k) plan, had $0 of discretionary matching contributions for its employees during the year ended December 31, 2000.

In addition to the foregoing, the Company and subsidiaries may adopt employee stock option or other incentive plans in the future for their key employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, the authorized capital stock of the Company consists of fifty million (50,000,000) shares of common stock, par value one tenth of a cent ($.001) per share, of which seventeen million seven hundred fifty-one thousand two hundred twenty-seven (17,751,227) shares are validly issued, fully paid, non-assessable and outstanding and none of which are issued in violation of the preemptive rights of any shareholder.

In addition, pursuant to acquisition agreements, the Company had reserved three million eight hundred three thousand eight hundred forty six (3,803,846) shares of its voting common stock for issuance to management shareholders if defined revenue and profit goals are attained. Of these shares, 911,206 and 400,000 shares were earned in the years ended December 31, 2000 and 1999, respectively,
after attaining defined revenue goals.    The acquisition agreement that the
Company has with each of its subsidiaries, TekSoft, Cimtronics, CAM and Micro Estimating, contains a change in control provision that causes the Company to issue additional shares of common stock to the former subsidiary shareholders should a change in control occur in the Company or that subsidiary.

The following table sets forth, as of December 31, 2000, the beneficial ownership of the Company's outstanding shares of Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director of the Company, (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. All numbers of shares set forth in the table below and elsewhere in this Statement reflect a one-for-two split in the Company's Common Stock effective as of October 31, 1999, the TekSoft, Inc. acquisition as of January 31, 2000, and additional private placement share sales through December 31, 2000.

                                                                                                 AMOUNT AND
                                                                                                  NATURE OF
NAME OF BENEFICIAL                                                                               BENEFICIAL    PERCENT OF
OWNER AND ADDRESS                     RELATIONSHIP                                                OWNERSHIP       CLASS

Bernard A. Woods, III (1)<F4>         Director, Chairman, Chief Executive Officer, Secretary       7,371,823      41.53%
                                      and Treasurer of OnCourse and Micro Estimating                  Direct

Charles W. Beyer (1)<F4>              Director and President of OnCourse and Micro Estimating      3,307,350      18.63%
                                                                                                      Direct

Gary L. Fulton (2)<F5>                Director and President of TekSoft                            2,559,456      14.42%
                                                                                                      Direct

Scott R. Fulton (2)<F5>               Vice President of TekSoft                                    1,905,203      10.73%
                                                                                                      Direct

Craig M. Hoffman (1)<F4>              Vice President-Development of Micro Estimating                 353,328       1.99%
                                                                                                      Direct

Michael Zaworski (3)<F6>              President of Cimtronics                                        153,846       0.87%
                                                                                                      Direct

Kevin L. Bork (4)<F7>                 Director, and President, Secretary and Treasurer of CAM        150,000       0.84%
                                      Solutions                                                       Direct

William C. Brown (1)<F4>              Chief Financial Officer of OnCourse and Micro Estimating         5,000       0.03%
                                                                                                      Direct

Sky Carver (5)<F8>                    Director of OnCourse and consultant to TekSoft                 501,506       2.83%
                                                                                                      Direct

Total Presented Above                 Officers and Directors as a Group (9 persons)               16,307,512      91.87%
                                                                                                      Direct

                                    Page 41

Total Shares Outstanding                                                                          17,751,227     100.00%
                                                                                                      Direct

The address for each individual set forth above is noted below:

(1)<F4>   OnCourse Technologies, Inc. and Micro Estimating Systems, Inc., 3106
          S. 166th Street, New Berlin, WI  53151.
(2)<F5>   TekSoft, Inc., 16121 North 78th Street, Scottsdale, AZ  85260
(3)<F6>   Cimtronics, Inc., 7434 E. Stetson Dr., Suite C-165, Scottsdale, AZ
          85251
(4)<F7>   Cam Solutions, Inc., 1621 E. 79th Street, Suite 134, Bloomington, MN
          55425
(5)<F8>   220 Daisy Lane, Soldotna, AK  99669

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an Agreement, the Company may be obligated to issue up to 2 million (2,000,000) shares combined of its voting Common Stock as contingent consideration to Bernard A. Woods, III and Charles W. Beyer should Net Sales increase in any of the five years immediately subsequent to the merger. See Exhibit No. 8(a) "Agreement and Plan of Reorganization dated July 23, 1998 by and among the Company, Micro Estimating, Frank G. Wright, Bernard A. Woods, III and Charles W. Beyer" for details of this agreement incorporated by previous submission with the Company's 10-SB registration statement dated October 31, 2000. Per the Agreement, Messrs. Woods and Beyer could receive up to an aggregate of four hundred thousand 400,000 (split 70% and 30% respectively) shares of the Company's voting Common Stock in each year. Such contingent stock grants are in accordance with the following schedule: One hundred thousand 100,000 shares if such increase is seven percent (7%) or more but less than ten percent (10%); one hundred fifty thousand (150,000) shares if such increase is ten percent (10%) or more but less than fifteen percent (15%); and two hundred thousand (200,000) shares if such increase is fifteen percent (15%) or more. Messrs. Woods III and Beyer combined have earned 400,000 shares for each of the years ended December 31, 2000 and 1999.

Pursuant to an Agreement, the Company may be obligated to issue up to one hundred fifty thousand (150,000) shares of the Company's voting Common Stock as contingent consideration to Kevin Bork. In the event that CAM Solutions, Inc., has Net Profits in any of the five years immediately subsequent to the merger. Kevin Bork will receive one (1) share of the Company's voting common stock for each two ($2.00) dollar of Net Profits, up to an aggregate of one hundred fifty thousand (150,000) shares. See Exhibit No. 8(b) "Agreement and Plan of Reorganization dated December 30, 1998 by and among the Company, CAM Solutions and Kevin Bork" for details of this agreement. There were no shares earned during 2000 or 1999 under the purchase agreement's net income criteria.

Pursuant to an Agreement, the Company may be obligated to issue up to one hundred fifty three thousand eight hundred forty six (153,846) shares of the Company's voting Common Stock as contingent consideration to E. Michael Zaworski and Sherri G. Zaworski in the event that certain future annual profit goals are met. See Exhibit No. 8(c) "Agreement and Plan of Reorganization dated September 30, 1999 by and among the Company, Cimtronics, E. Michael Zaworski and Sherri G. Zaworski" for details of this agreement. There were no shares earned during 2000 or 1999 under the purchase agreement's net income criteria.

Pursuant to an Agreement, the Company may be obligated to issue up to one million five hundred thousand (1,500,000) shares of the Company's voting Common Stock as contingent consideration to former shareholders of TekSoft combined during the next five years if certain revenue growth is achieved from TekSoft's CAM products. See Exhibit No. 8(d) "Agreement and Plan of Reorganization dated January 10, 2000 by and among the Company, TekSoft, and Gary F. Fulton" for details of this agreement. There were 511,206 shares earned during 2000 under the purchase agreement's net revenue criteria.

The Company and one of its subsidiaries had an outstanding note receivable with an executive officer with an approximate balance of $45,000 and $41,700 for the years ended December 31, 2000 and 1999, respectively.

The Company and its subsidiaries had outstanding notes payables to employees and executive officers with an approximate total balance of $161,300 and $10,000 for the years ended December 31, 2000 and 1999, respectively.

One of the Company's subsidiaries, TekSoft, leases office space from a company that is owned by the current President and Vice President of TekSoft along with a former TekSoft employee. The monthly rent amount as of October 1, 2000 is $20,570. However, the actual rent paid has been lower historically due to TekSoft's ability to sublet part of the building space to other tenants. The net rent paid during the year ended December 31, 2000 was approximately $126,200.

Mr. Sky Carver, Director, has a consulting agreement for business advisory services to TekSoft that was entered into prior to the Company acquiring
TekSoft.   The agreement, which became effective on December 1, 1999 and expires
December 1, 2004, pays $4,167 per month for these services.

There are no other related party transactions with the Company or its subsidiaries.

                                    PART III

ITEM 13.       INDEX TO EXHIBITS
               -----------------

Exhibit No.  Page Number       Description
----------   -----------       -----------

    3(a)        **<F9>         Certificate of  Articles of  Incorporation of  the
                               Company

    3(b)        **<F9>         Bylaws of the Company

    8(a)        **<F9>         Agreement and  Plan of  Reorganization dated  July
                               23, 1998 by and among the Company, Micro, Frank G.
                               Wright, Bernard A. Woods, III and Charles W. Beyer

    8(b)        **<F9>         Agreement  and   Plan   of  Reorganization   dated
                               December 30, 1998  by and  among the Company,  CAM
                               Solutions and Kevin L. Bork

    8(c)        **<F9>         Agreement  and   Plan   of  Reorganization   dated
                               September 30, 1999 by and among the Company, Cimtronics, E. Michael Zaworski and Sherri G.
                               Zaworski

    8(d)        **<F9>         Agreement and Plan of Reorganization dated January
                               10, 2000 by  and among the Company,  TekSoft, Inc.
                               and Gary F. Fulton

    21          45             Subsidiaries of the registrant

    23          46             Consent of Arthur Andersen LLP

No reports on Form 8-K were filed during the year ended December 31, 2000.

**<F9> Incorporated by reference in the Company's Form 10-SB filed with the Commission on October 23, 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April 2001.


          ONCOURSE TECHNOLOGIES, INC.

          By:  /s/Bernard A. Woods, III                    4-2-01
               -------------------------------------   ---------------
               Bernard A. Woods, III                        Date
               Chief Executive Officer, Treasurer, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          By:  /s/Charles W. Beyer                         4-2-01
               -------------------------------------   ---------------
               Charles W. Beyer                             Date
               President, Director


          By:  /s/William C. Brown                         4-2-01
               -------------------------------------   ---------------
               William C. Brown                             Date
               Chief Financial Officer


          By:  /s/Kevin L. Bork                            4-2-01
               -------------------------------------   ---------------
               Kevin L. Bork                                Date
               President of CAM Solutions, Inc., Director


          By:  /s/Gary L. Fulton                           4-2-01
               -------------------------------------   ---------------
               Gary L. Fulton                               Date
               President of TekSoft, Inc., Director