Form 10QSB
period 2001-03-31
ONCOURSE TECHNOLOGIES INC
filed 2001-05-15
CIK 1067675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                                    OMB APPROVAL
                                                    OMB Number: 3235-0416
                                                    Expires: April 30, 2003
                                                    Estimated average burden
                                                    hours per response: 32.00

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
          For the quarterly year ended:  March 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
          For the transition period from:  ------------ to ------------

                        Commission File Number:  0-31813

                          ONCOURSE TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

                NEVADA                               91-1922441
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                            3106 South 166th Street
                             New Berlin, WI  53151
                    (Address of principal executive offices)

                   Issuer's telephone number:  (262) 860-0565
                   Issuer's facsimile number:  (262) 860-0561

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Number of shares outstanding of each of the issuer's class of common equity, as of May 11, 2001: 17,879,008

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [ X ]

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

PART I  FINANCIAL INFORMATION

        Item 1.     Financial Statements:

                    Consolidated Balance Sheets                              3
                    Consolidated Statements of Operations                    5
                    Consolidated Statements of Cash Flows                    6
                    Notes to Consolidated Financial Statements               7

        Item 2.     Management's Discussion and Analysis                     9

PART II OTHER INFORMATION

        Item 1.     Legal Proceedings                                       11
        Item 2.     Changes in Securities                                   11
        Item 3.     Defaults Upon Senior Securities                         11
        Item 4.     Submission of Matters to a Vote of Security Holders     11
        Item 5.     Other Information                                       11
        Item 6.     Exhibits and Reports on Form 8-K                        11

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2001 (Unaudited) and December 31, 2000

                                                     March 31,     December 31,
                     Assets                             2001           2000
                     ------                         ------------   ------------

Current Assets:
 Cash                                               $   154,273    $   200,411
 Accounts Receivable, Less Allowance for
  Doubtful Accounts of Approximately $44,927          1,140,927      1,105,908
     and $24,889, Respectively
 Prepaids and Other Assets                              229,967        306,939
 Deferred Income Tax Asset                              445,667        389,670
                                                    -----------    -----------

     Total Current Assets                             1,970,834      2,002,928

Note Receivable from Shareholder                         45,979         45,041

Capitalized Software, Less Accumulated
  Amortization of $1,667,560 and
  $1,422,334, Respectively                            4,975,075      4,873,769

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software              406,765        377,217
 Furniture, Fixtures and Vehicles                       131,938        151,471
                                                    -----------    -----------

     Total Property and Equipment                       538,703        528,688

 Less- Accumulated Depreciation                        (205,780)      (180,126)
                                                    -----------    -----------

     Net Property and Equipment                         332,923        348,562

Goodwill, Less Accumulated Amortization of
 $1,276,305 and $976,606, Respectively                6,859,517      7,256,424

Assembled Workforce, Less Accumulated
 Amortization of $36,667 and $28,810,                   183,333        191,190
 Respectively

Trade Names, Less Accumulated Amortization of
 $42,778 and $33,611, Respectively                      507,222        516,389

Distribution Network, Less Accumulated
 Amortization of $100,000 and $78,572,                  500,000        521,428
 Respectively

Other Assets                                            163,952        178,291
                                                    -----------    -----------

     Total Assets                                   $15,538,835    $15,934,022
                                                    -----------    -----------
                                                    -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of March 31, 2001 (Unaudited) and December 31, 2000

                                                    March 31,    December 31,
      Liabilities and Shareholders' Equity            2001           2000
      ------------------------------------        ------------   ------------


Current Liabilities:
 Current Portion of Long-Term Debt                 $    49,985    $    52,318
 Current Portion of Capital Leases                      14,067         13,060
 Accounts Payable                                      922,310        823,754
 Accrued Income Taxes                                       --         14,833
 Accrued Commissions                                    64,147         84,210
 Accrued Wages and Other Liabilities                   178,668        207,347
 Notes Payable to Shareholders and Employees           148,642        154,587
 Deferred Revenue                                    1,660,924      1,623,982
                                                   -----------    -----------

     Total Current Liabilities                       3,038,743      2,974,091

Line of Credit                                         989,818        787,818
Notes Payable to Shareholders and Employees,             1,724          6,757
Less Current Portion
Long-Term Debt, Less Current Portion                   348,243        375,914
Capital Lease Obligations, Less Current Portion          1,132          4,758

Deferred Income Tax Liability                          895,650      1,042,770

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000
  Shares Authorized, 17,879,008 and 17,751,227
  Shares Issued and Outstanding, Respectively           17,879         17,751
 Additional Paid-In Capital                         14,709,815     14,662,217
 Warrants                                              799,748        713,886
 Retained Deficit                                   (5,263,917)    (4,651,940)
                                                   -----------    -----------

     Total Shareholders' Equity                     10,263,525     10,741,914
                                                   -----------    -----------

     Total Liabilities and Shareholders' Equity    $15,538,835    $15,934,022
                                                   -----------    -----------
                                                   -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------

                                                       2001           2000
                                                   -----------    -----------


Net Sales                                           $1,271,231    $  949,573

Cost of Sales                                          413,241       359,539
                                                    ----------    ----------

     Gross Profit                                      857,990       590,034

Selling Expenses                                       579,036       576,115

Research and Development                                74,828        42,503

Purchased In-Process Research & Development                  -       270,000

Goodwill and Other Intangible Amortization             338,151       183,634

General and Administrative Expenses                    582,304       393,312
                                                    ----------    ----------

     Operating Loss                                   (716,329)     (875,530)

Interest Expense                                        28,325        19,249
                                                    ----------    ----------

Loss Before Income Taxes                              (744,654)     (894,779)

Income Tax Benefit                                     132,678       161,597
                                                    ----------    ----------

     Net Loss                                       $ (611,976)   $ (733,182)
                                                    ----------    ----------
                                                    ----------    ----------

Basic and Diluted Loss Per Share                        $(0.03)       $(0.14)
                                                    ----------    ----------
                                                    ----------    ----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                    -------------------------

                                                       2001           2000
                                                    ----------     ----------

Cash Flows from Operating Activities:
 Net Loss                                           $(611,976)     $(733,182)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                    614,550        381,266
     Loss on Disposal of Property and Equipment         1,795              -
     Non-Cash Compensation                                  -         46,605
     Non-Cash Consulting Services                     111,587         28,848
     Purchased In-Process Research & Development            -        270,000
     Deferred Income Taxes, Net                      (105,909)      (174,595)
     Changes in Current Assets and Liabilities-
      Accounts Receivable                             (35,019)        42,715
      Prepaids and Other Current Assets                (1,028)         1,353
      Accounts Payable                                 98,555       (165,493)
      Accrued Liabilities                             (63,573)        11,600
      Deferred Revenue                                 36,942        352,853
                                                    ---------      ---------
       Net Cash Provided by Operating Activities       45,924         61,970
                                                    ---------      ---------
Cash Flows From Investing Activities:
 Capitalized Software Development Costs              (346,533)      (234,429)
 Purchase of Property and Equipment                   (17,329)       (30,815)
 Other Assets                                          14,340        (33,353)
 Acquisition of TekSoft, Inc.                               -         65,526
                                                    ---------      ---------
       Net Cash Used in Investing Activities         (349,522)      (233,071)
                                                    ---------      ---------


Cash Flows From Financing Activities:
 Proceeds From Line of Credit, Net                    202,000        134,958
 Proceeds from Long-Term Debt                               -         14,091
 Payments on Long-Term Debt and Notes Payable to      (40,983)       (28,244)
 Shareholders and Employees
 Payments on Capital Lease Obligation, Net             (2,619)        (3,952)
 Proceeds from Stock Issuance                         100,000         49,084
 Exercise of Warrants                                       -         (2,928)
 Increase in Notes Receivable from Shareholder           (938)          (831)
                                                    ---------      ---------
       Net Cash Provided by Financing Activities      257,460        162,178
                                                    ---------      ---------

Net Decrease in Cash                                  (46,138)        (8,923)

Cash, Beginning of Year                               200,411         91,684
                                                    ---------      ---------

Cash, End of Year                                   $ 154,273      $  82,761
                                                    ---------      ---------
                                                    ---------      ---------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Notes to Financial Statements
For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

(1)  Basis of Presentation-
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of OnCourse Technologies, Inc. ("Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of Regulation S-B. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financials contained in the Company's Form 10-KSB for the year ended December 31, 2000. The Company's management believes that the disclosures
     are sufficient for interim financial reporting purposes.   The results of
     operations for any interim period are not necessarily indicative of the results for the year.

(2)  Liquidity-
     ---------

     The Company has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has sufficient funds and borrowing availability to meet its operating expenses and capital requirements through fiscal year 2001 and into fiscal year 2002. However, the Company intends to seek such additional funding from equity offerings to existing shareholders or other third parties during 2001. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, affect borrowings under its line of credit or reevaluate its operating plans.

(3)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

     Revenue from product sales is recognized upon customer acceptance and delivery of the product provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of March 31, 2001 and December 31, 2000 is approximately $762,000 and $684,000, respectively, of products which have been delivered and invoiced but for which the Company has not been notified of customer acceptance.

     Revenues also include separate maintenance fees whereby the Company provides ongoing customer support and product upgrades. Such contracts are reflected as deferred revenue and amortized ratably over the term of the maintenance period ranging from 12 to 60 months, which begins after the expiration of the one-year of free support included with the initial purchase of the software for some of the Company's products.

     (b)  Software Development Costs-
          --------------------------

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software includes software acquired in the acquisition of a subsidiary. Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During the three months ended March 31, 2001 and 2000, the Company amortized the capital software costs straight-line over five years.

     Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred. Research and development costs were approximately $75,000 and $43,000 for the three months ended March 31, 2001 and 2000, respectively.

     Computer software development costs capitalized in the three months ended March 31, 2001 and 2000 were approximately $347,000 and $234,000, respectively. Amortization expense for the three months ended March 31, 2001 and 2000 of approximately $245,000 and $171,000, respectively, is included in cost of sales in the consolidated statements of operations.

(4)  Shareholders' Equity-
     --------------------

     During the  three months  ended March  31, 2001,  the Company  offered  and issued on various dates Units in a private placement to selected individuals deemed financially capable of making the investment. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Company issued and sold 100,000 units at $1.00 per unit during the three months ended March 31, 2001. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $.85 for each Class A warrant and $.95 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75.

     During the three months ended March 31, 2001, the Company offered and issued 27,781 shares of Company common stock, 27,781 Class A stock purchase warrants and 27,781 Class B stock purchase warrants as payment of $33,587 in professional services to three vendors. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $.85 to $1.72 for each Class A warrant and $.95 to $1.90 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $1.75 to $3.00.

(5)  Deferred Savings Plan-
     ---------------------

     Effective April 1, 2001, the Company will implement a 401(k) deferred savings plan with discretionary profit sharing and matching features covering substantially all employees of the Company. This plan will replace the deferred savings plan which was in place at one of the acquired subsidiaries.

(6)  Subsequent Events-
     -----------------

          Stock Option Plan-
          -----------------

     Subsequent to March 31, 2001, the Company adopted a Stock Option Plan (the "Plan) with an effective date of January 1, 2001. The primary purpose of the Plan is to provide an incentive for employees of the Company and its subsidiaries. One million shares of the Company's common stock, $.001 par value per share, were reserved for issuance pursuant to the terms of the Plan. Unless earlier terminated by the Board of Directors, the Plan will terminate on December 31, 2010.

     Subsequent to March 31, 2001, the Company granted 643,330 options to employees at an exercise price of $.65, and which vest ranging from zero to five years and expire December 31, 2010.

          Authorization of Preferred Stock-
          --------------------------------

     Subsequent to March 31, 2001, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes, thereto and the other financial information appearing elsewhere in this filing. In addition to historical information, the following discussion and other parts of this filing contain forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company's plans and other information expressed or implied by these forward-looking statements. There may be other risks and circumstances that management is unable to predict. When used in this Quarterly Report, the words "believes", "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements, although there may be some forward-looking statements not accompanied by these expressions.
All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

The Company's goal is to become the collaborative business partner for the metal working industry by providing technology products and services that improve the
profitability and efficiency of metal component manufacturers.   On January 31,
2000, the Company acquired TekSoft, Inc.. This acquisition has moved the Company closer to its goal of becoming a business partner for the metal working
industry.   This acquisition also helped complement its existing product offerings as well as broaden the base necessary for implementing its Internet strategy utilizing a business-to-business electronic-commerce site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The Company's net sales increased from $950,000 for the three months ended March 31, 2000 to $1,271,000 for the same period in 2001 for a 34% increase. When considering the $353,000 increase in deferred revenue for the three months ended March 31, 2000 as well as only having two months of TekSoft sales for the same period in 2000, net sales for the three months ended March 31, 2001 declined from 2000's level. Management believes that the sales decline reflected the general concerns and conservative outlook that the metal working industry had given to the many negative domestic and global economic indicators reported prior to and during the three month period ended March 31, 2001. Deferred revenue of $1,661,000 as of March 31, 2001 reflects an increase of $37,000 over deferred revenue of $1,624,000 as of March 31, 2000.

Cost of sales consist primarily of amortization of capitalized software development costs, royalties paid for third party software included in the Company's products, direct materials used to transfer and support the Company's software products, equipment and allocated overhead. Cost of goods sold was $413,000 or 32% of net sales for the three months ended March 31, 2001 as compared to the $360,000 or 38% of net sales for the three months ended March 31, 2000. The gross margin percentage for the three months ended March 31, 2001 improved over the same period in 2000 largely related to increased revenues with relatively fixed costs primarily amortization of capitalized software costs which are amortized on a straight-line basis.

Selling expenses increased slightly to $579,000 for the three months ended March 31, 2001 as compared to $576,000 for the same period in 2000. Selling expenses as a percentage of net sales was 46% and 61% for the three months ended March 31, 2001 and 2000, respectively.

During the three months ended March 31, 2001 and 2000, the Company's subsidiaries devoted significant time and resources to finalizing the release of its new products. During the three months ended March 31, 2001 and 2000, the Company invested over 33% and 57%, respectively, of net sales or $421,000 and $547,000, respectively, in the forms of capitalized software development costs and research and development activities. Total research and development costs expensed during the three months ended March 31, 2001 and 2000, were $75,000 and $313,000, respectively. Total costs capitalized as software development costs were $346,000 and $234,000, for the three months ended March 31, 2001 and 2000, respectively, and will be amortized over five years.

Goodwill and other intangible amortization expenses were $338,000 and $184,000 for the three months ended March 31, 2001 and 2000, respectively. The largest factor in the increase related to the TekSoft acquisition, which had three months on amortization expenses included in the three months ended March 31, 2001 compared to only two months for the same period in 2000. Goodwill amortization was $300,000 and $158,000 for the three months ended March 31, 2001 and 2000, respectively. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets established as part of the TekSoft acquisition.

General and administrative expense increased to $582,000 or 49% of net sales for the three months ended March 31, 2001 compared to the $393,000 or 41% of net sales for the same period in 2000. The increase can be partially attributed to the three months ended March 31, 2001 having three months of TekSoft's general and administrative expenses as compared to only two months for the same period in 2000. In addition, the Company amortized $78,000 during the three months ended March 31, 2001 of a twelve-month contract with a professional services firm for consulting services. The Company issued 300,000 shares of common stock for these services at a value of $2.00 per share on May 19, 2000. This contract was subsequently extended to February 19, 2002, for no additional consideration, which reduced the monthly expense from $50,000 to $14,000 per month starting in February 2001. Also contributing to the increase is legal and professional fees incurred to manage the Company's preparation and filing of the Company's 10-SB registration statement, fund raising activities and the ongoing integration of the subsidiaries.

Operating expenses, including purchased in-process research and development, goodwill and other intangible asset amortization were $1,574,000 for the three months ended March 31, 2001 as compared to $1,466,000 for the three months ended March 31, 2000.

Interest expense increased to $28,000 for the three months ended March 31, 2001 from $19,000 for the same period in 2000. This increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's computer-aided-manufacturing and computer-aided-engineering software products. After interest expenses, the Company had a pre-tax loss of $745,000 for the three months ended March 31, 2001 as compared to the $895,000 pre-tax loss for the same period in 2000.

The net loss after tax benefits was $612,000 and $733,000 for the three months ended March 31, 2001 and 2000, respectively.

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

The Company's cash position as of March 31, 2001 was approximately $154,000 as compared to $200,000 as of December 31, 2000. During the three months ended March 31, 2001, net cash provided by operating activities was $46,000 versus $62,000 for the three months ended March 31, 2000. Cash flows used in investing activities were $350,000 and $233,000 for the three months ended March 31, 2001 and 2000, respectively. The Company invested $347,000 in capitalized software development costs for the three months ended March 31, 2001 compared to $234,000 for the same period in 2000. The Company had positive cash flows from financing activities of $257,000 and $162,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in cash flows from financing was due to proceeds from sale of stock and use of the line of credit.

The Company's working capital as of March 31, 2001 was a negative $1,068,000 as compared to the negative working capital of $971,000 as of December 31, 2000. The $97,000 decrease in working capital over the December 31, 2000 balance is largely attributed to a $77,000 decrease in prepaid and other current assets coupled with a $35,000 increase in accounts payable and other accrued
liabilities.   Working capital, excluding deferred revenue, was $593,000 at
March 31, 2001.

The Company had total interest bearing debt of $1,554,000 and $1,395,000 as of March 31, 2001 and December 31, 2000, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $159,000 during the three months ended March 31, 2001, which was largely made up of a $202,000 increase in the Company's long-term line of credit facility that was partially offset by payments towards its various term debt loans.

Shareholder's Equity decreased from $10,742,000 as of December 31, 2000 to $10,264,000 as of March 31, 2001. The decrease in Shareholder's Equity since December 31, 2000 is largely attributed to a $612,000 loss incurred during the three months ended March 31, 2001 offset by $100,000 of additional proceeds from the sale of common stock and $33,000 of common stock issued for services performed.

The Company invested $347,000 in capitalized software for the three months ended March 31, 2001. This compares to $234,000 for the same period in 2000. The significant investment during the three months ended March 31, 2001 was mostly attributed to feature enhancements to TekSoft's computer-aided-manufacturing software. The Company expects to release new versions of its CAMWorks' computer-aided-manufacturing software and Machine Shop Estimating computer-aided-engineering software by the end of May 2001.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using internally generated cash flows from operations. The Company has approximately $110,000 available as of March 31, 2001 under its long-term revolving line of credit facility. Additional sales of common stock, if any, through private placement activities will help supplement internally generated cash flows in meeting its operating and growth needs.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in any legal proceedings the resolution of which would have a material adverse effect on the business or financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES

During the three months ended March 31, 2001, the Company offered and issued on various dates Units in a private placement to selected individuals deemed financially capable of making the investment. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Company issued and sold 100,000 units at $1.00 per unit during the three months ended March 31, 2001. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $.85 for each Class A warrant and $.95 for each Class B warrant. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75.

During the three months ended March 31, 2001, the Company offered and issued 27,781 shares of Company common stock, 27,781 Class A stock purchase warrants and 27,781 Class B stock purchase warrants as payment of $33,587 in professional services to three vendors. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $.85 to $1.72 for each Class A warrant and $.95 to $1.90 for each Class B warrant. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $1.75 to $3.00.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company was not in default with regards to its debt facilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the three months ended March 31, 2001 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

None applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

     EXHIBIT         DESCRIPTION
     -------         -----------

None required by the Company in the three months ended March 31, 2001.

     (b)  REPORTS ON FORM 8-K

None filed by the Company in the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OnCourse Technologies, Inc.
                    a Nevada Corporation

                    By:  /s/ Bernard A. Woods III      Date: May 15, 2001
                         ---------------------------        --------------------
                         Bernard A. Woods III, CEO


                    By:  /s/ Charles W. Beyer          Date: May 15, 2001
                         ---------------------------        --------------------
                         Charles W. Beyer, President


                    By:  /s/ William C. Brown          Date: May 15, 2001
                         ---------------------------        --------------------
                         William C. Brown, CFO