Form 10QSB
period 2001-06-30
ONCOURSE TECHNOLOGIES INC
filed 2001-08-15
CIK 1067675

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


                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
          For the quarterly year ended:  June 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Number of shares outstanding of each of the issuer's class of common equity, as of July 31, 2001: 18,040,172

Transitional Small Business Disclosure Format (Check one):  Yes [   ];  No [ X ]

                                   <Page 1>

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----

PART I    FINANCIAL INFORMATION

          Item   1.  Financial Statements:

                     Consolidated Balance Sheets                           3
                     Consolidated Statements of Operations                 5
                     Consolidated Statements of Cash Flows                 6
                     Notes to Consolidated Financial Statements            7

          Item   2.  Management's Discussion and Analysis                  10

PART II   OTHER INFORMATION

          Item   1.  Legal Proceedings                                     13
          Item   2.  Changes in Securities                                 14
          Item   3.  Defaults Upon Senior Securities                       14
          Item   4.  Submission of Matters to a Vote of Security Holders   14
          Item   5.  Other Information                                     14
          Item   6.  Exhibits and Reports on Form 8-K                      14

                                   <Page 2>

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)
OnCourse Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
As of June 30, 2001 (Unaudited) and December 31, 2000

                                                       June 30,    December 31,
                       Assets                            2001          2000
                       ------                          --------    ------------

Current Assets:
 Cash                                                $    89,278   $   200,411
 Accounts Receivable, Less Allowance for Doubtful
  Accounts of $46,169 and $24,889, Respectively        1,273,040     1,105,908
 Prepaids and Other Assets                               303,892       306,939
 Deferred Income Tax Asset                               473,800       389,670
                                                     -----------   -----------

     Total Current Assets                              2,140,010     2,002,928

Note Receivable from Shareholder                          46,881        45,041

Capitalized Software, Less Accumulated Amortization
 of $1,953,933 and $1,422,334, Respectively            4,989,123     4,873,769

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software               414,098       377,217
 Furniture, Fixtures and Vehicles                        134,030       151,471
                                                     -----------   -----------

     Total Property and Equipment                        548,128       528,688

 Less- Accumulated Depreciation                         (238,365)     (180,126)
                                                     -----------   -----------

     Net Property and Equipment                          309,763       348,562

Goodwill, Less Accumulated Amortization of
 $1,571,777 and $976,606, Respectively                 6,573,923     7,256,424

Assembled Workforce, Less  Accumulated Amortization
 of $44,524 and $28,810, Respectively                    175,476       191,190

Trade Names, Less Accumulated Amortization of
 $51,945 and $33,611, Respectively                       498,055       516,389

Distribution Network, Less Accumulated Amortization
 of $121,429 and $78,572, Respectively                   478,571       521,428

Other Assets                                             179,089       178,291
                                                     -----------   -----------

     Total Assets                                    $15,390,891   $15,934,022
                                                     -----------   -----------
                                                     -----------   -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                   <Page 3>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of June 30, 2001 (Unaudited) and December 31, 2000

                                                    June 30,     December 31,
      Liabilities and Shareholders' Equity            2001           2000
      ------------------------------------         ----------     ----------

Current Liabilities:
 Current Portion of Long-Term Debt                $    50,922     $    52,318
 Current Portion of Capital Leases                     11,524          13,060
 Accounts Payable                                   1,002,868         823,754
 Accrued Income Taxes                                       -          14,833
 Accrued Commissions                                   89,837          84,210
 Accrued Wages and Other Liabilities                  203,019         207,347
 Notes Payable to Shareholders and Employees          141,289         154,587
 Deferred Revenue                                   1,713,752       1,623,982
                                                  -----------     -----------

     Total Current Liabilities                      3,213,211       2,974,091

Line of Credit                                      1,075,818         787,818
Notes Payable to Shareholders and Employees,
  Less Current Portion                                      -           6,757
Long-Term Debt, Less Current Portion                  338,210         375,914
Capital Lease Obligations, Less Current Portion             -           4,758

Deferred Income Tax Liability                         832,362       1,042,770

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000
  Shares Authorized, 18,040,172 and 17,751,227
  Shares Issued and Outstanding, Respectively          18,040          17,751
 Preferred Stock, No Par Value, 10,000,000
  Shares Authorized in 2001, No Shares
  Issued and Outstanding                                    -               -
 Additional Paid-In Capital                        15,251,601      14,662,217
 Warrants                                             540,124         713,886
 Stock Options                                         48,748               -
 Retained Deficit                                  (5,927,223)     (4,651,940)
                                                  -----------     -----------

     Total Shareholders' Equity                     9,931,290      10,741,914
                                                  -----------     -----------

     Total Liabilities and Shareholders' Equity   $15,390,891     $15,934,022
                                                  -----------     -----------
                                                  -----------     -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                   <Page 4>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ---------------------------    ---------------------------

                                                   2001           2000            2001           2000
                                               ------------   ------------    ------------   ------------


Net Sales                                        $1,464,906     $1,431,602     $ 2,736,137    $ 2,381,175

Cost of Sales                                       457,908        417,818         871,150        777,357
                                                 ----------     ----------     -----------    -----------


     Gross Profit                                 1,006,998      1,013,784       1,864,987      1,603,818

Selling Expenses                                    587,297        641,893       1,166,333      1,218,007

Research and Development                             86,038         61,572         160,866        104,075

Purchased In-Process Research & Development               -              -               -        270,000

Goodwill and Other Intangible Amortization          333,925        303,745         672,076        487,378

General and Administrative Expenses                 545,024        429,211       1,127,327        822,525
                                                 ----------     ----------     -----------    -----------

     Operating Loss                                (545,286)      (422,637)     (1,261,615)    (1,298,167)

Interest Expense                                     29,460         23,862          57,784         43,110
                                                 ----------     ----------     -----------    -----------

Loss Before Income Taxes                           (574,746)      (446,499)     (1,319,399)    (1,341,277)

Income Tax Benefit                                   86,523         48,801         219,201        210,398
                                                 ----------     ----------     -----------    -----------

     Net Loss                                    $ (488,223)    $ (397,698)    $(1,100,198)   $(1,130,879)
                                                 ----------     ----------     -----------    -----------
                                                 ----------     ----------     -----------    -----------

Basic and Diluted Loss Per Share                 $    (0.03)    $    (0.03)    $     (0.06)   $     (0.07)
                                                 ----------     ----------     -----------    -----------
                                                 ----------     ----------     -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 5>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                 ----------------------------

                                                     2001            2000
                                                 ------------    ------------

Cash Flows from Operating Activities:
 Net Loss                                         $(1,100,198)    $(1,130,879)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operating Activities-
     Depreciation and Amortization                  1,267,433         976,868
     Loss on Disposal of Property
       and Equipment                                    1,795               -
     Non-Cash Compensation                              1,275          46,605
     Non-Cash Consulting Services                     204,035         101,968
     Purchased In-Process
       Research & Development                               -         270,000
     Deferred Income Taxes, Net                      (102,945)       (343,827)
       Changes in Current Assets
       and Liabilities-
      Accounts Receivable                            (167,132)        (83,745)
      Prepaids and Other Current Assets              (116,953)          3,789
      Accounts Payable                                179,113        (146,420)
      Accrued Liabilities                             (13,533)        117,417
      Deferred Revenue                                 89,770         596,795
                                                  -----------     -----------
       Net Cash Provided by Operating
        Activities                                    242,660         408,571
                                                  -----------     -----------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs              (646,953)       (569,162)
 Purchase of Property and Equipment                   (26,753)        (48,309)
 Other Assets                                            (798)       (117,844)
 Acquisition of TekSoft, Inc.                               -          65,526
                                                  -----------     -----------
       Net Cash Used in Investing Activities         (674,504)       (669,789)
                                                  -----------     -----------

Cash Flows From Financing Activities:
 Proceeds From Line of Credit, Net                    288,000         179,912
 Proceeds from Long-Term Debt                               -          14,091
 Payments on Long-Term Debt and Notes
   Payable to Shareholders and Employees              (59,156)        (42,826)
 Payments on Capital Lease Obligation, Net             (6,293)         (7,795)
 Proceeds from Stock Issuance                         100,000         182,727
 Exercise of Warrants                                       -           1,413
 Increase in Notes Receivable from Shareholder         (1,840)         (1,661)
                                                  -----------     -----------
       Net Cash Provided by Financing
         Activities                                   320,711         325,861
                                                  -----------     -----------

Net Decrease in Cash                                 (111,133)         64,643

Cash, Beginning of Period                             200,411          91,684
                                                  -----------     -----------

Cash, End of Period                               $    89,278     $   156,327
                                                  -----------     -----------
                                                  -----------     -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 6>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Notes to Financial Statements
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

(1)  Basis of Presentation-
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of OnCourse Technologies, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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

(2)  Liquidity-
     ---------

     The Company has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has sufficient funds and borrowing availability to meet its operating expenses and capital requirements through fiscal year 2001 and into fiscal year 2002. However, the Company intends to seek additional funding from equity offerings to existing shareholders or other third parties during 2001. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, affect borrowings under its line of credit or reevaluate its operating plans.

(3)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

     Revenue from product sales is recognized upon customer acceptance and delivery of the product provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of June 30, 2001 and December 31, 2000 is approximately $794,000 and $684,000, respectively, of products which have been delivered and invoiced but for which the Company has not been notified of customer acceptance.

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

     (b)  Software Development Costs-
          --------------------------

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software includes software acquired in the acquisition of a subsidiary. Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During the three and six months ended June 30, 2001 and 2000, the Company amortized the capital software costs straight-line over either three or five years.

                                   <Page 7>

     Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred. Research and development costs were approximately $86,000 and $62,000 for the three months ended June 30, 2001 and 2000, respectively. Research and development costs were approximately $161,000 and $104,000 for the six months ended June 30, 2001 and 2000, respectively.

     Computer software development costs capitalized in the three months ended June 30, 2001 and 2000 were approximately $300,000 and $335,000, respectively. Computer software development costs capitalized in the six months ended June 30, 2001 and 2000 were approximately $647,000 and $569,000, respectively. Amortization expense for the three months ended June 30, 2001 and 2000 of approximately $286,000 and $257,000, respectively, is included in cost of sales in the consolidated statements of operations. Amortization expense for the six months ended June 30, 2001 and 2000 was approximately $532,000 and $428,000, respectively.

     (c)  Goodwill-
          --------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Statement also requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

     The nonamortization provisions of the Statement will not impact amortization expense related to acquisitions initiated prior to June 30, 2001, but any goodwill or indefinite lived intangibles acquired subsequent to June 30, 2001 will not be amortized. Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company anticipates that the application of the nonamortization provisions will increase net income approximately $1,182,000 ($0.06 per diluted share) per year. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The
     Company has not yet determined what effect these tests will have on net income and the financial position of the Company.

(4)  Shareholders' Equity-
     --------------------

     On January 31, 2000, the Company acquired TekSoft, Inc. ("TekSoft"), for approximately 4,500,000 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the next five years if net sales, as defined in the agreement, increases. For the year ended December 31, 2000, the net sales increase resulted in an additional 511,206 shares issued to the former shareholders of TekSoft. During the three months ended June 30, 2001, an additional 122,664 shares were issued to the former shareholders of TekSoft at a value of $.85 per share. An additional $104,264 was allocated to goodwill, which will be amortized over its remaining useful life.

     During the three months ended June 30, 2001, the Company offered and issued 2,000 shares of Company common stock to a vendor as payment of $1,980 in professional services.

     During the three months ended June 30, 2001, the Company offered and issued 1,500 shares of Company common stock to an employee of Micro Estimating Systems, Inc. as a hiring incentive. The Company recorded compensation expense of $1,275 for this transaction.

     During the three months ended June 30, 2001, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock without par value. The Board of Directors, without action by the shareholders, shall have the authority to divide the authorized and unissued shares of the Company's Preferred Stock into classes or series and to determine for any such class or series its voting rights and such designations, preferences, options, conversion rights and other special or relative rights as may be desired.

     During the  three months  ended March  31, 2001,  the Company  offered  and issued on various dates Units in a private placement to selected individuals deemed financially capable of making the investment. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Company issued and sold

                                   <Page 8>

     100,000 units at $1.00  per unit during the  three months ended  June  30,
     2001.   The  warrants  were  issued  with  initial estimated values (based on Black-Scholes valuation model) of $.85 for each Class A warrant and $.95 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75.

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

(5)  Deferred Savings Plan-
     ---------------------

     Effective April 1, 2001, the Company implemented a 401(k) deferred savings plan with discretionary profit sharing and matching features covering substantially all employees of the Company. This plan replaced the deferred savings plan, which was in place at one of the acquired subsidiaries. There was no matching contributions under the plan for the three months ended June 30, 2001.

(6)  Stock Option Plan-
     -----------------

     During the three months ended June 30, 2001, the Company adopted a Stock Option Plan (the "Plan) with an effective date of January 1, 2001. The primary purpose of the Plan is to provide an incentive for employees of the Company and its subsidiaries and other participants, as defined in the plan. One million shares of the Company's common stock were reserved for issuance pursuant to the terms of the Plan. Unless earlier terminated by the Board of Directors, the Plan will terminate on December 31, 2010.

     During the three months ended June 30, 2001, the Company granted 589,048 options to employees at an exercise price of $0.65, and which vest ranging from zero to five years and expire December 31, 2010.

     During the three months ended June 30, 2001, the Company granted 140,000 options to an independent contractor at an exercise price of $0.65, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. As of June 30, 2001, 76,000 of the options were vested. The Company recorded $48,748 of legal and professional expenses for the three months ended June 30, 2001.

(7)  Warrants-
     --------

     OnCourse Technologies, Inc. ("OnCourse") was incorporated in Nevada on May 28, 1998 as a subsidiary of Innovation International, Inc ("Innovation"). On June 12, 1998, Innovation caused OnCourse to distribute Innovation's 800,000 common shares of OnCourse and 400,000 common stock purchase warrants of OnCourse to Innovation's shareholders as a dividend in-kind.

     The warrants are redeemable for $.05 per warrant only at the discretion of the Company. The warrants originally entitled the holder to purchase on or before December 31, 1999 one share of Company common stock per warrant at an exercise price of $1.50. On December 23, 1999, the expiration date for these common stock purchase warrants was extended to March 31, 2000. On March 27, 2000, the expiration date was extended a second time to September 30, 2000. On September 12, 2000, the expiration date was extended a third time to June 30, 2001.

     On June 8, 2001, the expiration date was extended a fourth time to June 30, 2002. Generally accepted accounting principles required that the warrants be classified as equity and accreted to the estimated redemption value based on the terms of the warrants. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. Under the guidelines outlined in FASB No. 123, "Accounting for Stock Based on Compensation," a change in the characteristics of the warrant, such as an extension of the expiration date, triggers a remeasurement point. Each of the extensions resulted in a new measurement date and the incremental value of the warrants was accounted for as a dividend to the shareholders. The incremental value reflected as a dividend was calculated as the difference between the value of the new warrants given by the shareholders, i.e., the canceled warrants. The value of the

                                   <Page 9>

     warrants at each measurement point was determined using the Black-Scholes pricing model. A dividend was recorded for approximately $175,000 for the three months ended June 30, 2001. During the three and six months ended June 30, 2001, none of the 398,824 remaining warrants were exercised.

(8)  Subsequent Events-
     -----------------

     Subsequent to June 30, 2001, the Company entered into a stock purchase agreement with a third-party vendor ("Purchaser"). The agreement provided for the sale of up to 275 shares of non-voting 3% Series A Cumulative Convertible Preferred Stock of the Company without par value. The Purchaser agreed to purchase the shares in blocks of 192 and 83 shares at a Stated Value of $1,000 per share. Subsequent to June 30, 2001, 192 shares were purchased for a total of $192,000. The Purchaser is obligated over a two-year period to purchase the remaining 83 shares at a price of $1,000 per share upon the Company satisfactorily completing the conditions spelled out in the agreement. The conditions include the Company opening offices and or distribution channels in three specified geographic locations and maintaining an aged trade payable balance that is less than 90 days past
     due.   The agreement entitles holders of the Series A Preferred Stock cumulative annual dividends at the annual rate of 3% of the Stated Value in cash for each share held. In the event that the two-year period lapses without the Company fulfilling the conditions stated in the agreement, the Purchaser no longer has an obligation to purchase the remaining 83 shares and the dividend rate on the 192 shares purchased shall increase to the annual rate of 7%. Under the agreement, the Series A Preferred Stock shall rank senior to the Common Stock and all other equity securities of the Company issued and outstanding on or after the first issuance date of any of the Series A Preferred Stock as to distributions and upon liquidation, dissolution or winding up. The holders, at their election, have the right at any time to convert Series A Preferred Stock into shares of Common Stock by converting the Stated Value at $.60 per share. Each common stock share resulting from the conversion will be entitled to receive one Class A Warrant and one Class B warrant of the Company. Each Class A warrant will be exercisable at a price of $1.25 per share at any time within three years of the warrant issuance date. Each Class B warrant will be exercisable at a price of $1.25 per share at any time within five years of the warrant
     issuance date.   In addition, the purchaser is entitled to elect one member to the Board of Directors of the Company for so long as any shares of Series A Preferred stock are outstanding.

     Subsequent to June 30, 2001, the Company received a $75,000 over-line to its line of credit facility by its bank. The over-line expires September 12, 2001.

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

The Company's goal is to become the collaborative business partner for the metal working industry by providing technology products and services that improve the
profitability and efficiency of metal component manufacturers.   On January 31,
2000, the Company acquired TekSoft, Inc. This acquisition has moved the Company closer to its goal of becoming a business partner for the metal working
industry.   This acquisition also helped complement its existing product offerings as well as broaden the base necessary for implementing its Internet strategy utilizing a business-to-business electronic-commerce site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

The Company's net sales increased from $1,432,000 for the three months ended June 30, 2000 to $1,465,000 for the same period in 2001 for a 2% increase. The net sales for the three months ended June 30, 2001 increased from the $1,271,000

                                   <Page 10>

for the three months ended March 31, 2001 for a 15% increase. The Company generated $60,000 of net sales related to its Tools4Mfg.com web site for the three months ended June 30, 2001. This marks the first time this new business unit has generated revenues. Management believes that sales for the three months ended June 30, 2001, which were below expectations, reflects the general concerns and conservative outlook that the metal working industry has taken given the many negative domestic and global economic indicators reported prior to and during the three month period ended June 30, 2001. Deferred revenue of $1,714,000 as of June 30, 2001 reflects an increase of $161,000 over deferred revenue of $1,553,000 as of June 30, 2000 and an increase of $53,000 over deferred revenue of $1,661,000 as of March 31, 2001. Management expects that third quarter 2001 revenue will increase moderately due to sales increases generated by recent product releases of Machine Shop Estimating (version 9.0), CAMWorks 2001 and Tools4Mfg.com and a scheduled release of its ProCAM II product in September 2001 that will offset the overall negative trend in the economy.

Cost of sales consist primarily of amortization of capitalized software development costs, royalties paid for third party software included in the Company's products, direct materials used to transfer and support the Company's software products, equipment and allocated overhead. Cost of goods sold was $458,000 or 31% of net sales for the three months ended June 30, 2001 as compared to the $418,000 or 29% of net sales for the three months ended June 30, 2000 and as compared to the $413,000 or 33% of net sales for the three months ended March 31, 2001. The gross margin percentage for the three months ended June 30, 2001 declined slightly over the same period in 2000 largely due to an increase in the capitalized software amortization expense. The capitalized software amortization expense increase corresponds with the start of amortization related to the capitalized software cost of the latest software product versions of Machine Shop Estimating and CAMWorks which were released in April 2001 and May 2001, respectively. Management expects that the overall profit margin as a percent of net sales to improve for the remainder of 2001 as higher revenues will absorb the fixed content of capitalized software cost amortization.

Selling expenses decreased 9% to $587,000 for the three months ended June 30, 2001 as compared to $642,000 for the same period in 2000. Selling expenses as a percentage of net sales was 40% and 45% for the three months ended June 30, 2001
and 2000, respectively.   Lower advertising, compensation and other general
selling expenses accounted for the decrease. Management expects selling expenses to rise for the remainder of 2001 as the Company plans to aggressively promote the features of its recent and expected software product releases as well as the Tools4Mfg.com web site. However, selling expenses as a percent of net sales should decline starting in the fourth quarter 2001.

During the three months ended June 30, 2001 and 2000, the Company devoted significant time and resources to finalizing the release of its new products. During the three months ended June 30, 2001 and 2000, the Company invested over 26% and 28%, respectively, of net sales or $386,000 and $396,000, respectively, in the forms of capitalized software development costs and research and development activities. Total research and development costs expensed during the three months ended June 30, 2001 and 2000, were $86,000 and $62,000, respectively. Total costs capitalized as software development costs were $300,000 and $335,000 for the three months ended June 30, 2001 and 2000, respectively, and will be amortized over either three or five years. Management expects capital software and research and development costs to remain steady for the remainder of 2001.

Goodwill and other intangible amortization expenses were $334,000 and $304,000 for the three months ended June 30, 2001 and 2000, respectively. The increase is related to the TekSoft acquisition on January 31, 2000. Goodwill amortization was $295,000 and $265,000 for the three months ended June 30, 2001 and 2000, respectively. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets acquired as part of the TekSoft acquisition. Goodwill and other intangible amortization expenses are expected to remain steady.

General and administrative expenses increased to $545,000 or 37% of net sales for the three months ended June 30, 2001 as compared to the $429,000 or 30% of net sales and $582,000 or 46% of net sales for the three months ended June 30, 2000 and March 31, 2001, respectively. The increase from the three months ended June 30, 2000 is largely related to the professional and legal expenses incurred in 2001 associated with the Company's initial 10-SB and various other SEC filings. Expenses related to SEC filings weren't incurred during the three months ended June 30, 2000 since the Company didn't obtain full reporting status
until December 2000.   In addition, some of the professional and legal expenses
incurred during the three months ended June 30, 2000 were offset against equity in conjunction with the Company's equity fund raising efforts. The decrease in general and administrative expenses from the three months ended March 31, 2001 is largely related to lower accounting fees and reduced amortization of a professional services contract for consulting services. The Company issued 300,000 shares of common stock for these services at a value of $2.00 per share on May 19, 2000. This contract was subsequently extended to February 19, 2002, for no additional consideration, which reduced the monthly expense from $50,000 to $14,000 per month starting in February 2001. The amortization of this professional services contract resulted in general and administrative expense of $42,000, $75,000 and $78,000 for the three months ended June 30, 2001 and 2000, and March 31, 2001, respectively. Management expects some increase in general and administrative costs associated with new business initiatives as well as the normal increase in administrative resources required to support ongoing growth.

Interest expense increased to $29,000 for the three months ended June 30, 2001 from $24,000 for the same period in 2000. This increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's computer-aided-manufacturing and computer-aided-engineering software products. Management expects interest expenses to increase during the remainder of 2001 as the company will incur additional debt that will be used to promote its enhanced software products and the Tools4Mfg.com web site. After interest expense, the Company had a

                                   <Page 11>

pre-tax loss of $575,000 for the three months ended June 30, 2001 as compared to the $446,000 pre-tax loss for the same period in 2000.

The net loss after tax benefits was $488,000, $398,000 and $612,000 for the three months ended June 30, 2001 and 2000 and March 31, 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The Company's net sales increased from $2,381,000 for the six months ended June 30, 2000 to $2,736,000 for the same period in 2001 for a 15% increase. The increase is partially related to the Company having six months of TekSoft net sales in 2001 compared to only five months of net sales for the same period in 2000. However, 2001 sales increased over and above 2000 levels even after considering the extra month of TekSoft net sales. Management believes that sales for the six months ended June 30, 2001, which were below expectations, reflects the general concerns and conservative outlook that the metal working industry has taken given the many negative domestic and global economic indicators reported prior to and during the six-month period ended June 30, 2001. Strong sales growth in the Company's computer-aided-design/computer-aided-manufacturing (CAD/CAM) software products and the introduction of Tools4Mfg.com helped to offset a decline in computer-aided-estimating (CAE) software sales.

Cost of goods sold was $871,000 or 32% of net sales for the six months ended June 30, 2001 as compared to the $777,000 or 33% of net sales for the six months ended June 30, 2000. The gross margin percentage for the six months ended June 30, 2001 improved slightly over the same period in 2000 largely due to sales increases that were at a higher rate than the increase in the capitalized software amortization expense for the Machine Shop Estimating and CAMWorks software products which were released in April 2001 and May 2001, respectively, and other cost of goods sold components.

Selling expenses decreased 4% to $1,166,000 for the six months ended June 30, 2001 as compared to $1,218,000 for the same period in 2000. Selling expenses as a percentage of net sales were 43% and 51% for the six months ended June 30,
2001 and 2000, respectively.   Lower advertising, compensation and other general
selling expenses accounted for the decrease.

During the six months ended June 30, 2001 and 2000, the Company devoted significant time and resources to finalizing the release of its new products. During the six months ended June 30, 2001 and 2000, the Company invested over 30% and 40%, respectively, of net sales or $808,000 and $943,000, respectively, in the forms of capitalized software development costs, internal research and development activities and purchased in-process research and development related to the TekSoft acquisition. Total research and development costs expensed during the six months ended June 30, 2001 and 2000, were $161,000 and $104,000, respectively. Total purchased in-process research and development costs expensed during the six months ended June 30, 2001 and 2000, were $0 and $270,000, respectively. Total costs capitalized as software development costs were $647,000 and $569,000 for the six months ended June 30, 2001 and 2000, respectively.

Goodwill and other intangible amortization expenses were $672,000 and $487,000 for the six months ended June 30, 2001 and 2000, respectively. The increase is largely related to the TekSoft acquisition in which six months of amortization occurred in 2001 as compared to only five months in 2000. Goodwill amortization was $595,000 and $423,000 for the six months ended June 30, 2001 and 2000, respectively. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets acquired as part of the TekSoft acquisition.

General and administrative expenses increased to $1,127,000 or 41% of net sales for the six months ended June 30, 2001 as compared to the $823,000 or 35% of net sales for the six months ended June 30, 2000. The increase from the six months ended June 30, 2000 is largely related to the professional and legal expenses incurred in 2001 associated with the Company's initial 10-SB and various other SEC filings. Expenses related to SEC filings weren't incurred during the six months ended June 30, 2000 since the Company didn't obtain full reporting status
until December 2000.   In addition, some of the professional and legal expenses
incurred during the six months ended June 30, 2000 were treated as IPO costs which were offset against equity in conjunction with the Company's equity fund raising efforts. Also contributing to the increase in the professional and legal expenses was an increase in the amortization of a professional services contract for consulting services. The Company issued 300,000 shares of common stock for these services at a value of $2.00 per share on May 19, 2000. This contract was subsequently extended to February 19, 2002, for no additional consideration, which reduced the monthly expense from $50,000 to $14,000 per month starting in February 2001. The amortization of this professional services contract resulted in general and administrative expense of $120,000 for the six months ended June 30, 2001 as compared to $75,000 for the three months ended June 30, 2000.

Interest expense increased to $58,000 for the six months ended June 30, 2001 from $43,000 for the same period in 2000. This increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's computer-aided-manufacturing and computer-aided-engineering software products. After interest expenses, the Company had a pre-tax loss of $1,319,000 for the six months ended June 30, 2001 as compared to the $1,341,000 pre-tax loss for the same period in 2000.

The net loss after tax benefits was $1,100,000 and $1,131,000 for the six months ended June 30, 2001 and 2000, respectively.

                                   <Page 12>

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

The Company's cash position as of June 30, 2001 was approximately $89,000 as compared to $200,000 as of December 31, 2000. During the six months ended June 30, 2001, net cash provided by operating activities was $243,000 versus $409,000 for the six months ended June 30, 2000. Cash flows used in investing activities were $675,000 and $670,000 for the six months ended June 30, 2001 and 2000, respectively. The Company invested $647,000 in capitalized software development costs for the six months ended June 30, 2001 compared to $569,000 for the same period in 2000. The Company had positive cash flows from financing activities of $321,000 and $326,000 for the six months ended June 30, 2001 and 2000, respectively. Financing cash flows related to increases in debt were offset by decreases in the sale of stock.

The Company's working capital as of June 30, 2001 was a negative $1,191,000 as compared to the negative working capital of $971,000 as of December 31, 2000. This represents a decrease of $220,000 in working capital over the December 31,
2000 balance.   Working capital, excluding deferred revenue, was $523,000 at
June 30, 2001 as compared to $653,000 as of December 31, 2000.

The Company had total interest bearing debt of $1,618,000 and $1,395,000 as of June 30, 2001 and December 31, 2000, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $223,000 during the six months ended June 30, 2001, which was largely made up of a $288,000 increase in the Company's long-term line of credit facility that was partially offset by payments towards its various term debt loans. The Company's $1,100,000 long-term line of credit facility had outstanding borrowings of $1,076,000 as of June 30, 2001.

Subsequent to June 30, 2001, the Company received a $75,000 over-line to its line of credit facility by its bank. The over-line expires September 12, 2001.

Shareholder's Equity decreased from $10,742,000 as of December 31, 2000 to $9,931,000 as of June 30, 2001. The decrease in Shareholder's Equity since December 31, 2000 is largely attributed to the $1,100,000 net loss incurred during the six months ended June 30, 2001. Offsetting the net loss was $137,000 of additional common stock issued for cash, services and compensation, $48,000 of stock options granted for services and $104,000 of additional common stock issued for contingent shares earned by former shareholders of TekSoft according to the purchase agreement.

The Company invested $647,000 in capitalized software for the six months ended June 30, 2001. This compares to $569,000 for the same period in 2000. The significant investment during the six months ended June 30, 2001 was mostly attributed to feature enhancements to TekSoft's computer-aided-manufacturing software. The Company released its new versions of its Machine Shop Estimating computer-aided-engineering software and CAMWorks' computer-aided-manufacturing software in April 2001 and May 2001, respectively. The Company is currently in beta testing of its ProCAM II computer-aided-manufacturing software with a release date scheduled for September 2001. The Company is also in beta testing of the raw materials procurement capabilities of its Tools4Mfg.com web site with a release date scheduled for October 2001.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using internally generated cash flows from operations. The Company has approximately $24,000 available as of June 30, 2001 under its long-term revolving line of credit facility. Additional sales of common stock, if any, through private placement activities will help supplement internally generated cash flows in meeting the Company's operating and growth needs.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in any legal proceedings the resolution of which would have a material adverse effect on the business or financial condition of the Company.

                                   <Page 13>

ITEM 2.   CHANGES IN SECURITIES

On January 31, 2000, the Company acquired TekSoft for approximately 4,500,000 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the next five years if net sales, as defined in the agreement, increases. For the year ended December 31, 2000, the net sales increase resulted in an additional 511,206 shares issued to the former shareholders of TekSoft. During the three months ended June 30, 2001, an additional 122,664 shares were issued to the former shareholders of TekSoft at a value of $.85 per share. An additional $104,264 was allocated to goodwill, which will be amortized over its remaining useful life.

During the three months ended June 30, 2001, the Company offered and issued 2,000 shares of Company common stock to a vendor as payment of $1,980 in professional services.

During the three months ended June 30, 2001, the Company offered and issued 1,500 shares of Company common stock to an employee of Micro Estimating Systems, Inc. as a hiring incentive. The Company recorded compensation expense of $1,275 for this transaction.

During the three months ended June 30, 2001, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock without par value. The Board of Directors, without action by the shareholders, shall have the authority to divide the authorized and unissued shares of the Company's Preferred Stock into classes or series and to determine for any such class or series its voting rights and such designations, preferences, options, conversion rights and other special or relative rights as may be desired.

During the three months ended June 30, 2001, the Company adopted a Stock Option Plan (the "Plan") with an effective date of January 1, 2001. The primary purpose of the Plan is to provide an incentive for employees and other participants of the Company and its subsidiaries as defined in the plan. One million shares of the Company's common stock were reserved for issuance pursuant to the terms of the Plan. Unless earlier terminated by the Board of Directors, the Plan will terminate on December 31, 2010. During the three months ended June 30, 2001, the Company granted 589,048 options to employees at an exercise price of $0.65, and which vest ranging from zero to five years and expire December 31, 2010. In connection with these options there was no compensation expense recorded by the Company. During the three months ended June 30, 2001, the Company granted 140,000 options to an independent contractor at an exercise price of $0.65, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. As of June 30, 2001, 76,000 of the options were vested. In connection with these options the Company recorded legal and professional expenses of $48,748 for the three months ended June 30, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company was not in default with regards to its debt facilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the three months ended June 30, 2001 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

None applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

None required for the three months ended June 30, 2001.

     (b)  REPORTS ON FORM 8-K

None filed by the Company in the three months ended June 30, 2001.

                                   <Page 14>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OnCourse Technologies, Inc.
                    a Nevada Corporation

                    By:  /s/Bernard A. Woods III          Date:  August 14, 2001
                         -----------------------------
                         Bernard A. Woods III, CEO


                    By:  /s/Charles W. Beyer              Date:  August 14, 2001
                         -----------------------------
                         Charles W. Beyer, President


                    By:  /s/William C. Brown              Date:  August 14, 2001
                         -----------------------------
                         William C. Brown, CFO

                                   <Page 15>