Form 10QSB
period 2001-09-30
ONCOURSE TECHNOLOGIES INC
filed 2001-11-14
CIK 1067675

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

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly year ended:  September 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the transition period from:  ____________ to ____________

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

Number of shares outstanding of each of the issuer's class of common equity, as of October 31, 2001: 18,159,661

Transitional Small Business Disclosure Format (Check one): Yes [   ];   No [ X ]

                                    <Page 1>

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets                            3
                    Consolidated Statements of Operations                  5
                    Consolidated Statements of Cash Flows                  6
                    Notes to Consolidated Financial Statements             7

          Item 2.   Management's Discussion and Analysis                   12

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                      15
          Item 2.   Changes in Securities                                  15
          Item 3.   Defaults Upon Senior Securities                        16
          Item 4.   Submission of Matters to a Vote of Security Holders    16
          Item 5.   Other Information                                      16
          Item 6.   Exhibits and Reports on Form 8-K                       16

                                    <Page 2>

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
OnCourse Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
As of September 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                                   September 30,   December 31,
                       Assets                            2001          2000
                       ------                      -------------   -------------

Current Assets:
 Cash                                               $   107,417     $   200,411
 Accounts Receivable, Less Allowance for Doubtful
  Accounts of $47,881 and $24,889, Respectively       1,206,358       1,105,908
 Prepaids and Other Assets                              353,178         306,939
 Deferred Income Tax Asset                              468,394         389,670
                                                    -----------     -----------
     Total Current Assets                             2,135,347       2,002,928

Note Receivable from Shareholder                         47,782          45,041

Capitalized Software, Less Accumulated Amortization
 of $2,254,602 and $1,422,334, Respectively           5,020,977       4,873,769

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software              477,553         377,217
 Furniture, Fixtures and Vehicles                       132,960         151,471
                                                    -----------     -----------
     Total Property and Equipment                       610,513         528,688

 Less- Accumulated Depreciation                        (278,630)       (180,126)
                                                    -----------     -----------
     Net Property and Equipment                         331,883         348,562

Goodwill, Less Accumulated Amortization of
 $1,867,836 and $976,606, Respectively                6,198,520       7,256,424

Assembled Workforce, Less Accumulated  Amortization
 of $52,381 and $28,810, Respectively                   167,619         191,190

Trade Names, Less Accumulated Amortization of
 $61,111 and $33,611, Respectively                      488,889         516,389

Distribution Network, Less Accumulated Amortization
 of $142,857 and $78,572, Respectively                  457,143         521,428

Other Assets                                            178,920         178,291
                                                    -----------     -----------

     Total Assets                                   $15,027,080     $15,934,022
                                                    -----------     -----------
                                                    -----------     -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                    <Page 3>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                                   September 30,  December 31,
       Liabilities and Shareholders' Equity             2001          2000
       ------------------------------------        -------------  ------------


Current Liabilities:
 Current Portion of Long-Term Debt                  $   213,732    $    52,318
 Current Portion of Capital Leases                        8,673         13,060
 Accounts Payable                                     1,008,012        823,754
 Accrued Income Taxes                                         -         14,833
 Accrued Commissions                                     91,442         84,210
 Accrued Wages and Other Liabilities                    194,522        207,347
 Notes Payable to Shareholders and Employees            136,652        154,587
 Deferred Revenue                                     1,630,762      1,623,982
                                                    -----------    -----------

     Total Current Liabilities                        3,283,795      2,974,091

Line of Credit                                          830,000        787,818
Notes Payable to Shareholders and Employees,                  -          6,757
  Less Current Portion
Long-Term Debt, Less Current Portion                    658,500        375,914
Capital Lease Obligations, Less Current Portion               -          4,758
Dividend Payable                                          1,278              -

Deferred Income Tax Liability                           631,485      1,042,770

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000 Shares
  Authorized, 18,159,661 and 17,751,227 Shares
  Issued and Outstanding, Respectively                   18,160         17,751
 Preferred Stock, No Par Value, 10,000,000 Shares
  Authorized, 192 and 0 Shares Issued and
  Outstanding, Respectively                             192,000              -
 Additional Paid-In Capital                          15,266,553     14,662,217
 Warrants                                               601,616        713,886
 Stock Options                                           55,924              -
 Retained Deficit                                    (6,512,231)    (4,651,940)
                                                    -----------    -----------

     Total Shareholders' Equity                       9,622,022     10,741,914
                                                    -----------    -----------

     Total Liabilities and Shareholders' Equity     $15,027,080    $15,934,022
                                                    -----------    -----------
                                                    -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                    <Page 4>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                 -------------------------     -------------------------

                                                    2001           2000           2001           2000
                                                 ----------     ----------     ----------     ----------


Net Sales                                        $1,261,199     $1,355,368     $ 3,997,336    $ 3,736,544

Cost of Sales                                       502,575        472,862       1,373,725      1,250,219
                                                 ----------     ----------      ----------     ----------

     Gross Profit                                   758,624        882,506       2,623,611      2,486,324

Selling Expenses                                    558,722        622,771       1,724,905      1,840,778

Research and Development                             71,462        115,078         232,328        219,153

Purchased In-Process Research & Development               -              -               -        270,000

Goodwill and Other Intangible Amortization          334,511        302,513       1,006,588        789,891

General and Administrative Expenses                 518,932        637,316       1,646,408      1,459,841
                                                 ----------     ----------      ----------     ----------

     Operating Loss                                (725,003)      (795,172)     (1,986,618)    (2,093,339)

Interest Expense                                     36,535         29,032          94,319         72,143
                                                 ----------     ----------      ----------     ----------

Loss Before Income Taxes                           (761,538)      (824,204)     (2,080,937)    (2,165,482)

Income Tax Benefit                                  177,808        195,485         397,009        405,883
                                                 ----------     ----------      ----------     ----------

     Net Loss                                    $ (583,730)     $(628,719)    $(1,683,928)   $(1,759,598)
                                                 ----------     ----------     -----------    -----------
                                                 ----------     ----------     -----------    -----------

Basic and Diluted Loss Per Share                     $(0.03)        $(0.04)         $(0.09)        $(0.11)
                                                 ----------     ----------     -----------    -----------
                                                 ----------     ----------     -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                    <Page 5>

     OnCourse Technologies, Inc. and Subsidiaries

     Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------

                                                       2001           2000
                                                    ----------     ----------

Cash Flows from Operating Activities:
 Net Loss                                          $(1,683,928)   $(1,759,598)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                   1,942,878      1,601,232
     Loss on Disposal of Property and Equipment          1,795              -
     Non-Cash Compensation                               1,275         46,605
     Non-Cash Consulting Services                      306,690        226,120
     Purchased In-Process Research & Development             -        270,000
     Deferred Income Taxes, Net                       (280,753)       514,049
     Changes in Current Assets and Liabilities-
      Accounts Receivable                             (100,451)      (157,260)
      Prepaids and Other Current Assets               (130,972)       (14,652)
      Accounts Payable                                 184,258        102,289
      Accrued Income Taxes                             (14,833)        74,610
      Accrued Liabilities                               (5,592)        57,665
      Deferred Revenue                                   6,781        732,455
                                                   -----------    -----------
       Net Cash Provided by Operating Activities       227,148        665,417
                                                   -----------    -----------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs               (979,476)      (922,935)
 Purchase of Property and Equipment                    (89,139)      (102,410)
 Other Assets                                             (629)      (111,301)
 Acquisition of TekSoft, Inc.                                -         65,526
                                                   -----------    -----------
       Net Cash Used in Investing Activities        (1,069,244)    (1,071,120)
                                                   -----------    -----------

Cash Flows From Financing Activities:
 Proceeds From Line of Credit, Net                      42,182        241,575
 Proceeds from Long-Term Debt                          500,000         54,091
 Payments on Long-Term Debt and Notes Payable to       (80,693)       (66,315)
 Shareholders and
        Employees
 Payments on Capital Lease Obligation, Net              (9,145)       (12,633)
 Proceeds from Preferred Stock Issuance                192,000              -
 Proceeds from Common Stock Issuance                   107,499        218,575
 Exercise of Warrants                                        -          1,413
 Increase in Notes Receivable from Shareholder          (2,741)        (2,482)
                                                   -----------    -----------
       Net Cash Provided by Financing Activities       749,102        434,224
                                                   -----------    -----------

Net (Decrease) Increase in Cash                        (92,994)        28,521

Cash, Beginning of Period                              200,411         91,684
                                                   -----------    -----------

Cash, End of Period                                $   107,417    $   120,205
                                                   -----------    -----------
                                                   -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                    <Page 6>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Notes to Financial Statements
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

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

(2)  Liquidity-
     ---------

     The Company has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has sufficient funds and borrowing availability, approximately $270,000 remaining, to meet its operating expenses and capital requirements through fiscal year 2001 and into fiscal year 2002. However, the Company intends to seek additional funding from equity offerings to existing shareholders or other third parties during 2001. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, affect borrowings under its line of credit or reevaluate its operating plans.

(3)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

     Revenue from product sales is recognized upon customer acceptance and delivery of the product provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of September 30, 2001 and December 31, 2000 is approximately $739,000 and $684,000, respectively, of products which have been delivered and invoiced but for which the Company has not been notified of customer acceptance.

     Revenues also include separate maintenance fees whereby the Company provides ongoing customer support and product upgrades. Such contracts are reflected as deferred revenue and amortized ratably over the term of the maintenance period ranging from 12 to 60 months.

                                    <Page 7>

     (b)  Software Development Costs-
          --------------------------

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software includes software acquired in the acquisition of a subsidiary. Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During the three and nine months ended September 30, 2001 and 2000, the Company amortized the capital software costs straight-line over either three or five years.

     Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred. Research and development costs were approximately $71,000 and $115,000 for the three months ended September 30, 2001 and 2000, respectively. Research and development costs were approximately $232,000 and $219,000 for the nine months ended September 30, 2001 and 2000, respectively.

     Computer software development costs capitalized in the three months ended September 30, 2001 and 2000 were approximately $333,000 and $354,000, respectively. Computer software development costs capitalized in the nine months ended September 30, 2001 and 2000 were approximately $979,000 and $923,000, respectively. Amortization expense for the three months ended September 30, 2001 and 2000 of approximately $301,000 and $280,000, respectively, is included in cost of sales in the consolidated statements of operations. Amortization expense for the nine months ended September 30, 2001 and 2000 was approximately $832,000 and $708,000, respectively.

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

     Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company anticipates that the application of the nonamortization provisions will increase net income approximately $1,292,000 ($0.07 per diluted share) per year compared to fiscal 2001. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on net income and the financial position of the Company.

(4)  Long-Lived Assets-
     -----------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. The Company will adopt the statement effective January 1, 2002.

                                    <Page 8>

(5)  Debt-
     ----

     During the three months ended September 30, 2001, the Company and its bank agreed to lower the interest rate on its $400,000 term debt from 9.25% to 8.5%. The October 9, 2003 maturity date for the term debt was not changed. During the three months ended September 30, 2001, the Company and its bank added $500,000 in term debt with an interest rate of 8.5%. The additional term debt matures November 23, 2005. The proceeds from the additional term debt were used to reduce the Company's line of credit facility. The maximum borrowing under the line of credit is $1,100,000. The above mentioned term debt and line of credit facility is secured by all assets of the Company and its subsidiaries. Borrowings under the line of credit facility were $830,000 as of September 30, 2001.

(6)  Shareholders' Equity _
     --------------------

     On September 30, 1999, the Company acquired Cimtronics, Inc. ("Cimtronics") for 153,846 shares to the former shareholders of Cimtronics. In addition, under the terms specified in the purchase agreement, the former shareholders of Cimtronics may receive up to 153,846 additional shares over the next five years if net profits, as defined in the agreement, increases. For the twelve months ended September 30, 2001, the net profits increase resulted in an additional 93,719 shares issued to the former shareholders of Cimtronics at a value of approximately $.17 per share. An additional $15,585 was allocated to goodwill.

     During the nine months ended September 30, 2001, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock without par value. The Board of Directors, without action by the shareholders, shall have the authority to divide the authorized and unissued shares of the Company's Preferred Stock into classes or series and to determine for any such class or series its voting rights and such designations, preferences, options, conversion rights and other special or relative rights as may be desired.

     During the three months ended September 30, 2001, the Company entered into a stock purchase agreement with a third-party vendor ("Purchaser"). The agreement provided for the sale of up to 275 shares of non-voting 3% Series A Cumulative Convertible Preferred Stock of the Company without par value. The Purchaser agreed to purchase the shares in blocks of 192 and 83 shares at a stated value of $1,000 per share. During the three months ended September 30, 2001, 192 shares were sold for a total of $192,000. The Purchaser is obligated over a two-year period to purchase the remaining 83 shares at a price of $1,000 per share upon the Company satisfactorily completing certain conditions spelled out in the agreement. The conditions include the Company opening offices and or distribution channels in three specified geographic locations and maintaining an aged trade payable
     balance that is less than 90 days past due.   The agreement entitles
     holders of the Series A Preferred Stock cumulative annual dividends at an annual rate of 3% of the Stated Value in cash for each share held. In the event that the two-year period lapses without the Company fulfilling the conditions stated in the agreement, the Purchaser no longer has an obligation to purchase the remaining 83 shares and the dividend rate on the 192 shares purchased shall increase to an annual rate of 7%. Under the agreement, the Series A Preferred Stock shall rank senior to the Common Stock and all other equity securities of the Company issued and outstanding on or after the first issuance date of any of the Series A Preferred Stock as to distributions and upon liquidation, dissolution or winding up. The holders, at their election, have the right at any time to convert Series A Preferred Stock into shares of Common Stock by converting the stated value at $.60 per share. Each common stock share resulting from the conversion will be entitled to receive one Class A Warrant and one Class B warrant of the Company. Each Class A warrant will be exercisable at a price of $1.25 per share at any time within three years of the warrant issuance date. Each Class B warrant will be exercisable at a price of $1.25 per share at any
     time within five years of the warrant issuance date.   In addition, the
     purchaser is entitled to elect one member to the Board of Directors of the Company for so long as any shares of Series A Preferred stock are outstanding. During the three months and nine months ended September 30, 2001, the Company accrued dividends of $1,278 under this agreement.

                                    <Page 9>

     During the three months ended September 30, 2001, the Company offered and issued 14,232 shares of Company common stock, 14,232 Class A stock purchase warrants and 14,232 Class B stock purchase warrants as payment of $10,673 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $.11 to $1.36 for each Class A warrant and $.14 to $1.45 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.00.

     During the three months ended September 30, 2001, the Company offered and issued 11,538 shares of Company common stock as payment of $7,500 to a vendor for customer relationship software.

     On January 31, 2000, the Company acquired TekSoft, Inc. ("TekSoft") for 4,500,060 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the next five years if net sales, as defined in the agreement, increases. For the year ended December 31, 2000, the net sales increase resulted in an additional 511,206 shares issued to the former shareholders of TekSoft. During the nine months ended September 30, 2001, an additional 122,664 shares were issued to the former shareholders of TekSoft at a value of $.85 per share. An additional $104,264 was allocated to goodwill.

     During the nine months ended September 30, 2001, the Company offered and issued 2,000 shares of Company common stock to a vendor as payment of $1,980 in professional services.

     During the nine months ended September 30, 2001, the Company offered and issued 1,500 shares of Company common stock to an employee of Micro Estimating Systems, Inc. as a hiring incentive. The Company recorded compensation expense of $1,275 for this transaction.

     During the nine months ended September 30, 2001, the Company offered and issued on various dates units in a private placement to selected individuals deemed financially capable of making the investment. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Company issued and sold 100,000 units at $1.00 per unit during the three months ended June 30, 2001. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $.85 for each Class A warrant and $.95 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75.

     During the nine months ended September 30, 2001, the Company offered and issued 27,781 shares of Company common stock, 27,781 Class A stock purchase warrants and 27,781 Class B stock purchase warrants as payment of $33,587 in professional services to three vendors. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $.59 to $.62 for each Class A warrant and $.69 to $.70 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $1.75 to $3.00.

(7)  Deferred Savings Plan-
     ---------------------

     Effective April 1, 2001, the Company implemented a 401(k) deferred savings plan with discretionary profit sharing and matching features covering substantially all employees of the Company. This plan replaced the deferred savings plan, which was in place at one of the acquired subsidiaries. There were no matching contributions under the plan for the nine months ended September 30, 2001.

                                    <Page 10>

(8)  Stock Option Plan-
     -----------------

     During the nine months ended September 30, 2001, the Company adopted a Stock Option Plan (the "Plan") with an effective date of January 1, 2001. The primary purpose of the Plan is to provide an incentive for employees of the Company and its subsidiaries and other participants, as defined in the plan. One million shares of the Company's common stock were reserved for issuance pursuant to the terms of the Plan. Unless earlier terminated by the Board of Directors, the Plan will terminate on December 31, 2010. During the nine months ended September 30, 2001, the Company granted 589,048 options to employees at an exercise price of $0.65, and which vest ranging from zero to five years and expire December 31, 2010. During the nine months ended September 30, 2001, the Company granted 140,000 options to an independent contractor at an exercise price of $0.65, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. As of September 30, 2001, 94,000 of the options were vested. The Company recorded $55,924 of legal and professional expenses for the nine months ended September 30, 2001 for the vested options. During the three and nine months ended September 30, 2001, none of the 729,048 stock options were exercised.

(9)  Warrants-
     --------

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

     On June 8, 2001, the expiration date was extended a fourth time to June 30, 2002. Generally accepted accounting principles required that the warrants be classified as equity and accreted to the estimated redemption value based on the terms of the warrants. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. Under the guidelines outlined in FASB No. 123, "Accounting for Stock Based on Compensation," a change in the characteristics of the warrant, such as an extension of the expiration date, triggers a remeasurement point. Each of the extensions resulted in a new measurement date and the incremental value of the warrants was accounted for as a dividend to the shareholders. The incremental value reflected as a dividend was calculated as the difference between the value of the new warrants given by the shareholders, i.e., the canceled warrants. The value of the warrants at each measurement point was determined using the Black-Scholes pricing model. A dividend was recorded for approximately $175,000 in June 2001. During the nine months ended September 30, 2001, none of the 398,824 remaining warrants were exercised.

(10) Subsequent events-
     -----------------

     Subsequent to September 30, 2001, the Company entered into an agreement and offered and issued 59,323 shares of Company common stock, 59,323 Class A stock purchase warrants and 59,323 Class B stock purchase warrants to a vendor as payment of $91,199 of accounts payable as of September 30, 2001. The Company will record an extraordinary gain on the extinguishment of debt of $64,330 during the three months ending December 31, 2001 under this agreement based on the difference between a conversion price ranging from $1.00 to $2.00 as defined in the agreement and the $0.18 market share price. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.11 to $0.12 for each Class A warrant and $0.15 to $0.16 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $1.75
     to $3.00.   The agreement with the vendor calls for future hardware and software purchases to be converted at a common stock price of $1.00 and for equal number of Class A and Class B stock purchase warrants at an exercise price of $1.75.

                                    <Page 11>

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

The Company's goal is to become the collaborative business partner for the metal working industry by providing technology products and services that improve the
profitability and efficiency of metal component manufacturers.   On January 31,
2000, the Company acquired TekSoft, Inc. This acquisition helped complement its existing product offerings as well as broaden the base necessary for implementing its Internet strategy utilizing a business-to-business electronic-commerce site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The Company's net sales decreased from $1,355,000 for the three months ended September 30, 2000 to $1,261,000 for the same period in 2001 for a 7% decrease. The sales decline reflects the overall condition of the U.S. economy and the constraints that the manufacturing sector is under due to general cautiousness and out of financial necessity. Also contributing to the decline is the concern relative to the September 11, 2001 attack on the World Trade Center in New York City and the Pentagon in Washinghton, D.C. Deferred revenue of $1,631,000 as of September 30, 2001 reflects a modest decrease from the deferred revenue of $1,689,000 as of September 30, 2000. The general concerns and conservative outlook by the metal working industry as well as a delay in the launch of the Company's ProCAM II computer-aided-manufacturing (CAM) software package, from the third quarter to the fourth quarter, contributed to the decline.

Cost of sales consist primarily of amortization of capitalized software development costs, royalties paid for third party software included in the Company's products, direct materials used to transfer and support the Company's software products, equipment and allocated overhead. Cost of goods sold was $503,000 or 40% of net sales for the three months ended September 30, 2001 as compared to the $473,000 or 35% of net sales for the three months ended September 30, 2000. The gross margin percentage for the three months ended September 30, 2001 declined from the same period in 2000 largely due to an increase in the capitalized software amortization expense and the impact of reduced net sales measured against these fixed expenses and the start of amortization related to the capitalized software cost of the latest software product versions of Machine Shop Estimating and CAMWorks which were released in April 2001 and May 2001, respectively.

Selling expenses decreased 10% to $559,000 for the three months ended September 30, 2001 as compared to $623,000 for the same period in 2000. Selling expenses as a percentage of net sales were 44% and 46% for the three months ended
September 30, 2001 and 2000, respectively.   Lower advertising and other general
selling expenses accounted for the decrease. Management expects selling expenses to rise for the remainder of 2001 as the Company plans to aggressively promote the features of its recent and expected software product releases as well as the Tools4Mfg.com web site.

                                    <Page 12>

During the three months ended September 30, 2001 and 2000, the Company devoted significant time and resources to finalizing the release of its new products. During the three months ended September 30, 2001 and 2000, the Company invested over 32% and 35%, respectively, of net sales or $404,000 and $469,000, respectively, in the forms of capitalized software development costs and research and development activities. The capitalized software development investment has declined in dollars as well as a percentage of net sales from 2000 levels due to the completion and release of the CAMWorks and Machine Shop Estimating upgrades during the three months ended June 30, 2001 whereas the Company was working on these development projects as well as the ProCAM II upgrade in 2000. Total research and development costs expensed during the three months ended September 30, 2001 and 2000, were $71,000 and $115,000, respectively. Total costs capitalized as software development costs were $333,000 and $354,000 for the three months ended September 30, 2001 and 2000, respectively. Management expects capitalized software and research and development costs to remain steady for the remainder of 2001.

Goodwill and other intangible amortization expenses were $335,000 and $303,000 for the three months ended September 30, 2001 and 2000, respectively. The increase is related to the TekSoft acquisition on January 31, 2000. Goodwill amortization was $296,000 and $264,000 for the three months ended September 30, 2001 and 2000, respectively. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets acquired as part of the TekSoft acquisition. Goodwill and other intangible amortization expenses are expected to remain constant for the remainder of 2001.

General and administrative expenses decreased to $519,000 or 41% of net sales for the three months ended September 30, 2001 as compared to the $637,000 or 47%
of net sales for the three months ended September 30, 2000.    The decrease in
general and administrative expenses from the three months ended September 30, 2000 is largely related to lower accounting fees and reduced amortization of a professional services contract for consulting services. The Company issued 300,000 shares of common stock for these services at a value of $2.00 per share on May 19, 2000. This contract was subsequently extended to February 19, 2002, for no additional consideration, which reduced the monthly expense from $50,000 to $14,000 per month starting in February 2001. The amortization of this professional services contract resulted in general and administrative expense of $42,000 and $150,000 for the three months ended September 30, 2001 and 2000, respectively. Management expects some increase in general and administrative costs associated with new business initiatives as well as the normal increase in administrative resources required to support ongoing growth.

Interest expense increased to $37,000 for the three months ended September 30, 2001 from $29,000 for the same period in 2000. This increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's computer-aided-manufacturing and computer-aided-engineering software products. However, lower interest rates on its line of credit facility as well as a reduced interest rate on its term debt helped interest expense to increase at a lower rate than the increase in bank debt. Management expects interest expense to increase during the remainder of 2001, as the company will incur additional debt that will be used to promote its enhanced software products and the Tools4Mfg.com web site and to compensate for the lower sales volumes. After interest expense, the Company had a pre-tax loss of $762,000 for the three months ended September 30, 2001 as compared to the $824,000 pre-tax loss for the same period in 2000.

The net loss after tax benefits was $584,000 and $629,000 for the three months ended September 30, 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The Company's net sales increased from $3,737,000 for the nine months ended September 30, 2000 to $3,997,000 for the same period in 2001 for a 7% increase. The increase is partially related to the Company having nine months of TekSoft net sales in 2001 compared to only eight months of net sales for the same period in 2000. Management believes that sales for the nine months ended September 30, 2001, which were below expectations, reflects the general concerns and conservative outlook that the metal working industry has taken given the many negative domestic and global economic indicators reported prior to and during the nine-month period ended September 30, 2001. Strong sales growth in the Company's computer-aided-design/computer-aided-manufacturing (CAD/CAM) software products and the introduction of Tools4Mfg.com helped to offset a decline in computer-aided-estimating (CAE) software sales.

Cost of goods sold was $1,374,000 or 34% of net sales for the nine months ended September 30, 2001 as compared to the $1,250,000 or 33% of net sales for the nine months ended September 30, 2000. The gross margin percentage for the nine months ended September 30, 2001 declined from the same period in 2000 largely due to sales increases that were at a lower rate than the increase in the capitalized software amortization expense for the Machine Shop Estimating and CAMWorks software products which were released in April 2001 and May 2001, respectively, and other cost of goods sold components.

                                    <Page 13>

Selling expenses decreased 6% to $1,725,000 for the nine months ended September 30, 2001 as compared to $1,841,000 for the same period in 2000. Selling expenses as a percentage of net sales were 43% and 49% for the nine months ended
September 30, 2001 and 2000, respectively.   Lower advertising and other general
selling expenses accounted for the decrease.

During the nine months ended September 30, 2001 and 2000, the Company devoted significant time and resources to finalizing the release of its new products. During the nine months ended September 30, 2001 and 2000, the Company invested over 30% and 38%, respectively, of net sales or $1,212,000 and $1,412,000, respectively, in the forms of capitalized software development costs, internal research and development activities and purchased in-process research and development related to the TekSoft acquisition. Total research and development costs expensed during the nine months ended September 30, 2001 and 2000, were $232,000 and $219,000, respectively. Total purchased in-process research and development costs expensed during the nine months ended September 30, 2001 and 2000, were $0 and $270,000, respectively. Total costs capitalized as software development costs were $979,000 and $923,000 for the nine months ended September 30, 2001 and 2000, respectively.

Goodwill and other intangible amortization expenses were $1,007,000 and $790,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase is largely related to the TekSoft acquisition in which nine months of amortization occurred in 2001 as compared to only eight months in 2000.
Goodwill amortization was $891,000 and $687,000 for the nine months ended September 30, 2001 and 2000, respectively. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets acquired as part of the TekSoft acquisition.

General and administrative expenses increased to $1,646,000 or 41% of net sales for the nine months ended September 30, 2001 as compared to the $1,467,000 or 39% of net sales for the nine months ended September 30, 2000. The increase from the nine months ended September 30, 2000 is largely related to the professional and legal expenses incurred in 2001 associated with the Company's initial 10-SB and various other SEC filings. A lesser portion of the expenses related to SEC filings were incurred during the nine months ended September 30, 2000 since the Company didn't obtain full reporting status until December 2000. In addition, some of the professional and legal expenses incurred during the nine months ended September 30, 2000 were offset against equity in conjunction with the Company's equity fund raising efforts.

Interest expense increased to $94,000 for the nine months ended September 30, 2001 from $72,000 for the same period in 2000. This increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's computer-aided-manufacturing and computer-aided-engineering software products. After interest expenses, the Company had a pre-tax loss of $2,081,000 for the nine months ended September 30, 2001 as compared to the $2,165,000 pre-tax loss for the same period in 2000.

The net loss after tax benefits was $1,684,000 and $1,760,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

The Company's cash position as of September 30, 2001 was approximately $107,000 as compared to $200,000 as of December 31, 2000. During the nine months ended September 30, 2001, net cash provided by operating activities was $227,000 versus $665,000 for the nine months ended September 30, 2000. Cash flows used in investing activities were $1,069,000 and $1,071,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company invested $979,000 in capitalized software development costs for the nine months ended September 30, 2001 compared to $923,000 for the same period in 2000. The Company had positive cash flows from financing activities of $749,000 and $434,000 for the nine months ended September 30, 2001 and 2000, respectively. The financing activities for the nine months ending September 30, 2001 were primarily comprised of $419,000 of net proceeds from term debt and issuance of preferred stock and common stock of $192,000 and $107,000, respectively.

The Company's working capital as of September 30, 2001 was a negative $1,148,000 as compared to the negative working capital of $971,000 as of December 31, 2000. This represents a decrease of $177,000 in working capital over the December 31,
2000 balance.   Working capital, excluding deferred revenue, was $482,000 at
September 30, 2001 as compared to $653,000 as of December 31, 2000.

                                    <Page 14>

The Company had total interest bearing debt of $1,848,000 and $1,395,000 as of September 30, 2001 and December 31, 2000, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $452,000 during the nine months ended September 30, 2001, which was largely made up of a $419,000 net increase in the Company's term debt. The Company's $1,100,000 long-term line of credit facility had outstanding borrowings of $830,000 as of September 30, 2001.

Shareholder's Equity decreased from $10,742,000 as of December 31, 2000 to $9,622,000 as of September 30, 2001. The decrease in Shareholder's Equity since December 31, 2000 is largely attributed to the $1,684,000 net loss incurred during the nine months ended September 30, 2001. Offsetting the net loss was $192,000 of preferred stock issued for cash, $197,000 of additional common stock issued for cash, services and compensation, $56,000 of stock options granted for services, $120,000 of additional common stock issued for contingent shares earned by former shareholders of TekSoft and Cimtronics according to their respective purchase agreements and accrued dividends of $1,000.

The Company invested $979,000 in capitalized software for the nine months ended September 30, 2001. This compares to $923,000 for the same period in 2000. The significant investment during the nine months ended September 30, 2001 was mostly attributed to feature enhancements to TekSoft's computer-aided-manufacturing software. The Company released its new versions of its Machine Shop Estimating computer-aided-engineering software and CAMWorks' computer-aided-manufacturing software in April 2001 and May 2001, respectively. The Company is currently in beta testing of its ProCAM II computer-aided-manufacturing software with a release date scheduled for towards the end of November 2001. The Company is also in beta testing of the raw materials procurement capabilities of its Tools4Mfg.com web site with a release date scheduled for November 2001.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using internally generated cash flows from operations. The Company has approximately $270,000 available as of September 30, 2001 under its long-term revolving line of credit facility. Additional sales of common stock, if any, through private placement activities will help supplement internally generated cash flows in meeting the Company's operating and growth needs.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in any legal proceedings the resolution of which would have a material adverse effect on the business or financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES

During the three months ended September 30, 2001, the Company entered into a stock purchase agreement with a third-party vendor ("Purchaser"). The agreement provided for the sale of up to 275 shares of non-voting 3% Series A Cumulative Convertible Preferred Stock of the Company without par value. The Purchaser agreed to purchase the shares in blocks of 192 and 83 shares at a stated value of $1,000 per share. During the three months ended September 30, 2001, 192 shares were purchased for a total of $192,000. The Purchaser is obligated over a two-year period to purchase the remaining 83 shares at a price of $1,000 per share upon the Company satisfactorily completing the conditions spelled out in the agreement. The conditions include the Company opening offices and or distribution channels in three specified geographic locations and maintaining an
aged trade payable balance that is less than 90 days past due.   The agreement
entitles holders of the Series A Preferred Stock cumulative annual dividends at an annual rate of 3% of the stated value in cash for each share held. In the event that the two-year period lapses without the Company fulfilling the conditions stated in the agreement, the Purchaser no longer has an obligation to purchase the remaining 83 shares and the dividend rate on the 192 shares purchased shall increase to an annual rate of 7%. Under the agreement, the Series A Preferred Stock shall rank senior to the Common Stock and all other equity securities of the Company issued and outstanding on or after the first issuance date of any of the Series A Preferred Stock as to distributions and upon liquidation, dissolution or winding up. The holders, at their election, have the right at any time to convert Series A Preferred Stock into shares of Common Stock by converting the stated value at $.60 per share. Each common stock share resulting from the conversion will be entitled to receive one Class A Warrant and one Class B warrant of the Company. Each Class A warrant will be exercisable at a price of $1.25 per share at any time within three years of the warrant issuance date. Each Class B warrant will be exercisable at a price of $1.25 per share at any time within five years of the warrant issuance date. In addition, the purchaser is entitled to elect one member to the Board of Directors of the Company for so long as any shares of Series A Preferred stock are outstanding. During the three months ended September 30, 2001, the Company accrued dividends of $1,278 under this agreement.

                                    <Page 15>

On September 30, 1999, the Company acquired Cimtronics for 153,846 shares to the former shareholders of Cimtronics. In addition, under the terms specified in the purchase agreement, the former shareholders of Cimtronics may receive up to 153,846 additional shares over the next five years if net profits, as defined in the agreement, increases. For the twelve months ended September 30, 2001, the net profit increase resulted in an additional 93,719 shares issued to the former shareholders of Cimtronics at a value of approximately $.17 per share. An additional $15,585 was allocated to goodwill, which will be amortized over its remaining useful life.

During the three months ended September 30, 2001, the Company offered and issued 14,232 shares of Company common stock, 14,232 Class A stock purchase warrants and 14,232 Class B stock purchase warrants as payment of $10,673 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $.12 to $1.36 for each Class A warrant and $.14 to $1.45 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.00.

During the three months ended September 30, 2001, the Company offered and issued 11,538 shares of Company common stock as payment of $7,500 to a vendor for customer relationship software.

During the three months ended June 30, 2001, the Company granted 140,000 options to an independent contractor at an exercise price of $0.65, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. During the three months ended September 30, 2001, an additional 18,000 options became vested bringing the total to 94,000 vested options. In connection with these options, the Company recorded legal and professional expenses of $7,176 for the three months ended September 30, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company was not in default with regards to its debt facilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the three months ended September 30, 2001 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

On November 1, 2001, the Company passed a board of director resolution restricting any shareholder presently owning one percent or more of the common stock of the Company from directly or indirectly selling, offering to sell, granting any option for the sale of, assigning, transferring, pledging or otherwise encumbering or disposing of any shares of common stock or securities convertible into, exercisable or exchangeable for or evidencing any right to purchase or subscribe for any share of common stock of the Company (either pursuant to Rule 144 and the regulations under the Securities Act of 1933 or otherwise) or disposing of any beneficial interest therein. This resolution was adopted to protect the interests of the Corporation and its stockholders and as a prerequisite to the willingness of certain investment banking and corporate economic image firms to assist the Company in implementing its growth strategies. In connection with such willingness of certain investment banking and corporate economic image firms, the Company is in the process of negotiating agreements with various entities to implement the Company's growth strategies. The restriction shall be effective immediately and shall continue for the lesser of two and one half years from the date of resolution, or two years from the date of retention to a corporate economic image firm.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

None required for the three months ended September 30, 2001.

          (b)  REPORTS ON FORM 8-K

None filed by the Company in the three months ended September 30, 2001.

                                    <Page 16>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OnCourse Technologies, Inc.
                    a Nevada Corporation

                    By:  /s/Bernard A. Woods III       Date:  November 14, 2001
                         ----------------------------
                         Bernard A. Woods III, CEO


                    By:  /s/Charles W. Beyer           Date:  November 14, 2001
                         ----------------------------
                         Charles W. Beyer, President


                    By:  /s/William C. Brown           Date:  November 14, 2001
                         ----------------------------
                         William C. Brown, CFO

                                     <Page 17>