Form 10KSB
period 2001-12-31
ONCOURSE TECHNOLOGIES INC
filed 2002-05-14
CIK 1067675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended:  December 31, 2001

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
    (State or other jurisdiction of        (I.R.S. Employer Identification
     incorporation or organization)                      No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

Revenues for its most recent fiscal year:  December 31, 2001:  $4,914,767

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 2,190,582 shares of $0.001 par value common stock at $0.53 per share as of March 31, 2002 for a $1,161,008 market value. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer's class of common equity, as of March 31, 2002: 18,431,560 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [   ];   No [ X ]

                                   <Page 1>

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-KSB
                               TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

PART I

       Item  1.   Description of Business                                     3
       Item  2.   Description of Property                                    13
       Item  3.   Legal Proceedings                                          14
       Item  4.   Submission of Matters to a Vote of Security Holders        14

PART II

       Item  5.   Market for Common Equity and Related Shareholder Matters   14
       Item  6.   Management's Discussion and Analysis or Plan of Operation  15
       Item  7.   Financial Statements:                                      17

                  OnCourse Technologies, Inc.                 F-1            18
                  Report of Independent Public Accountants    F-2            19
                  Consolidated Balance Sheets                 F-3            20
                  Consolidated Statements of Operations       F-5            22
                  Consolidated Statements of
                    Shareholders' Equity                      F-6            23
                  Consolidated Statements of Cash Flows       F-7            24
                  Notes to Consolidated Financial Statements  F-8            25

       Item  8.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                   40

PART III

       Item  9.   Directors, Executive Officers, Promoters and
                    Control Persons; Compliance With Section 16(a)
                    of the Exchange Act                                      40
       Item 10.   Executive Compensation                                     42
       Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management                                           44
       Item 12.   Certain Relationships and Related Transactions             45
       Item 13.   Exhibits and Reports on Form 8-K                           47

                                   <Page 2>

                                     PART I

ITEM 1.        DESCRIPTION OF THE BUSINESS

COMPANY BACKGROUND

OnCourse Technologies, Inc. (the "Company" or "OnCourse") is a Nevada corporation organized on May 28, 1998 to develop internet based business-to-business ("B2B") electronic-commerce sites for use in the procurement of raw materials and tooling for metalworking industries, to acquire specific other businesses, and to raise capital. Metalworking is defined as the process or art of shaping things out of metal. OnCourse currently has five wholly owned subsidiaries. OnCourse subsidiaries develop and/or sell and distribute CAD/CAM/CAE software. Computer-Aided Engineering (CAE) is the integration of design and manufacturing into a system under the direct control of digital computers. Software systems written by "the subsidiaries" combine the use of computers in industrial-design work, computer-aided design (CAD), with their use in manufacturing operations, computer-aided manufacturing (CAM). This integrated process is commonly called CAD/CAM. CAD systems generally consist of a computer with one or more terminals featuring video monitors and interactive graphics-input devices; they can be used to design such things as machine parts, patterns for clothing, or integrated circuits. CAM Systems involve the use of numerically controlled machine tools. In a CAE system, drawings developed and revised during the design process are converted directly into instructions for the production machines using computer-assisted part programming that will manufacture the desired object. CAD/CAM systems can create or import the geometrical profile of a required component as, for example, a series of connected points. The position of each point, and the ways in which it can be reached by movements of the tool, is calculated by the computer. After calculating the necessary tool movements, the computer develops a complete machining program for the part to be
manufactured on a computer numerical control (CNC) machine tool.   CNC is when a
computer is used as the controller in an NC (numerical control) machine tool with the program actuated from computer memory. CNC systems are controlled by dedicated mini- or microcomputers developed to enable machine tools to be readily adapted to different jobs by altering the control program or software.

Wholly-owned subsidiaries of OnCourse and the dates of their acquisition or incorporation by OnCourse include: Micro Estimating Systems, Inc, a Wisconsin corporation ("Micro Estimating") - July 31, 1998; CAM Solutions, Inc., a Minnesota corporation ("CAM Solutions") - January 1, 1999; Cimtronics, Inc., an Arizona corporation ("Cimtronics") - October 1, 1999; TekSoft, Inc, an Arizona corporation ("TekSoft") - January 31, 2000; and Tools4Mfg.com, a Nevada corporation (Tools4Mfg) - December 6, 2001.

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

Tools4Mfg is a business-to-business electronic-commerce service web site. Tools4Mfg, a worldwide web site, is the cornerstone in OnCourse's strategy to offer the functionality of all the Company's proprietary software products to the worldwide metal working community. This web site will also generate revenues in the markets of electronic-commerce and supply chain management such as raw material and perishable tooling.

EMPLOYEES

OnCourse and Micro Estimating have headquarters in New Berlin, Wisconsin. Micro Estimating has a sales office in North Carolina and other subsidiaries have headquarters and operations in Arizona, Minnesota and California. The Company has 43 full-time employees. In addition, TekSoft uses 10 full-time contract programmers.

BUSINESS OF THE COMPANY

Subsidiaries of OnCourse develop and/or sell CAD/CAM/CAE software to the metalworking industries. TekSoft has developed and marketed CAD/CAM software since 1981. Micro Estimating has developed and marketed CAE software since 1982. CAM Solutions has been selling CAD/CAM/CAE software since 1989. Cimtronics has been selling CAD/CAM/CAE software since 1993. Both CAM Solutions and Cimtronics have had meaningful CAD/CAM/CAE sales since the years referenced above. The principal market for the Company's software products consists of an estimated 500,000 small to medium sized metalworking manufacturers. These manufacturers include but are not limited to, Original Equipment Manufacturers
(OEM), independent machine shops, contract manufacturers, manufacturers of aerospace, automotive, appliance, and high technology equipment, electronics industry components, as well as other tool and die makers. Tool and die making is the industrial art of manufacturing stamping dies, plastics molds, and fixtures to be used in the mass production of solid objects. The Company only had one customer that made up at least 10% of net sales for the years ended December 31, 2001 and 2000, with sales of 13% and 14%, respectively. Sales are made by direct sales force and subsidiaries and through distributors. Sales made by direct sales force and the Company were 39% and 45% for the years ended December 31, 2001 and 2000, respectively. Sales made by distributors were 61% and 55% for the years ended December 31, 2001 and 2000, respectively. Sales in North America for the years ended December 31, 2001 and 2000 were 76% and 87%, respectively, and sales in Europe for the years ended December 31, 2001 and 2000 were 16% and 7%, respectively.

                                   <Page 3>

PRINCIPAL PRODUCTS AND MARKETS

CAD/CAM

TekSoft develops and markets Windows and Windows-NT based, CAD/CAM software used in the metal working industries. This subsidiary's flagship CAD/CAM product, ProCAM, has a customer base in excess of 15,000 users in its nine available languages. TekSoft has a total of over 23,500 users for all its products installed at facilities serving the aerospace, computer, and automotive and mold-making industries, among others. According to the 2001 Software Market Assessment by CIMdata Inc., an independent research firm specializing in the NC industry, TekSoft is ranked in the top eight based on installed users for CAM companies worldwide.

     PROCAM

     ProCAM is a CAD/CAM solution designed for use in manufacturing or machining products for the manufacturing industry. The ProCAM for Windows product provides a fully integrated solution for two dimension (2D) CAD/CAM applications and three dimension (3D) applications requiring complex surface modeling and machining. Based on past awards, ProCAM is one of the fastest, easiest to use CAD/CAM products on the market. For example, ProCAM received a 1998 Excellence in Manufacturing Technology Achievement Award for "Innovation" in the software classification by the readers of American Machinist Magazine. ProCAM was also voted a year 2000 Excellence in Manufacturing Technology Achievement Award winner in the software classification titled "User Friendliness" by the readers of American Machinist Magazine. Since 1877, American Machinist has covered significant developments in manufacturing technology. The magazine is dedicated to serving the machine tool market completely and offers readers the most up-to-date information in the methods and practices of metalworking. American Machinist has a monthly subscription base of 80,000 readers consisting of company management and manufacturing/production managers and engineers in the Metalworking industries.

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

COMPUTER-AIDED-ENGINEERING ("CAE")

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

                                   <Page 4>

NEW PRODUCTS AND SERVICES

     PROCAM II

     ProCAM II is a complete rewrite of TekSoft's original ProCAM product. ProCAM's already easy-to-use Windows interface has received a complete facelift with a modernized look and feel. In this newest release in December 2001, TekSoft has introduced Machining Intelligence for Automation, a suite of tools that automates the generation of machine tool path based on a customizable database. ProCAM II now incorporates these tools in the optional Solids Machining package to generate tool path directly from the solid model. Solids Machining generates the G-code or the program required for the CNC machine to make the part for solid models created in any solid model design program that supports exporting files in Parasolid ASCII (x_t) or Binary (x_b) format. Features include:

     Feature Recognition -
     o Automatic (AFR) - Automatically identifies prismatic machinable features.
     o Interactive (IFR) - Interactively create machinable features for solid models.
     o    Automatically or interactively create patterns of identical features.
     o    Automatically creates work planes.
     o    Knowledge-based Machining (KBM).

The Technology Database (TechDB) captures a company's methodology and applies this information to further automate the NC programming process. The TechDB contains a complete tooling library in metric and inches. The Machine Tool and Controller database provides the ability to incorporate specific machine parameters. The Technology Database also encourages facility-wide consistency and rules-based manufacturing.

Solids Machining is available for Mill or Turning applications with a choice of machining modules: 2 Axis Mill, 3 Axis Mill and Turn. Each module provides an advanced collection of cutting strategies and timesaving features to help automate the machining process. This new Solids Machining module is not included in the annual maintenance contracts and will offer significant revenue potential to TekSoft. Based on a customer's software configuration this upgrade will be sold for between $750 and $3,200 per user.

     CAMWORKS 2001

     Leading the list of more than 52 enhancements within this release in May 2001 is the ability of CAMWorks to operate in the SolidWorks Assembly Mode. Assembly Mode functionality more closely represents the actual machining environment through the definition and display of the work-piece, machined part, clamps, fixtures, and tooling.

CAMWorksTM is the only CAM solution designed to work exclusively within the SolidWorks environment. As the only SolidWorks Certified Gold Product for CAM, CAMWorks provides state-of-the-art machining capabilities seamlessly integrated into the SolidWorks design software. Management believes that CAMWorks is the only CAM application that incorporates Automatic Feature Recognition (AFR), Interactive Feature Recognition (IFR), and Knowledge-Based Machining in one package to automate and expedite the machining process. Available for Mill or Turning applications, CAMWorks is the closest thing to point and click machining available today. CAMWorks addresses the needs of today's sophisticated manufacturing engineers by delivering intelligent CAM solutions critical to success. Management believes that CAMWorks is one of the most advanced tools available to get products to market faster, efficiently, and within budget.

Enhanced Automatic Feature Recognition - CAMWorks continues as the leading innovator of CAM automation with numerous enhancements to the AFR process including a new Mill Face and Open Pocket algorithm that automatically creates these features based on other features identified by AFR. In addition to the numerous enhancements to existing features and operations, CAMWorks 2001 has added many new capabilities to tool path generation, manipulation and optimization including: Ramp Finish Machining, Rough Spiral Entry, User Defined Tool Shapes, Rough Pocket Wedge Machining, and 2-Axis Spiral Rough. For 3-Axis machining CAMWorks 2001 includes new Rough Spiral Entry and Rough Processing Order by Area operations. Several new features have been added to Simulation to aid in the definition and display of tools, tool holders, clamps and fixtures. In addition to many improvements to existing capabilities, the TechDB now allows the user to define and add Mill Tools, and Tool Holders to the tool library and tool crib.


     TOOLS4MFG.COM

     In addition to its software products, OnCourse has established Tools4Mfg.com, a web site for use by businesses that produce, process, or purchase custom fabricated and machined products. The Company intends to develop Tools4Mfg.com into an internet-based purchasing system for smaller manufacturers that have not been able to implement the expensive and labor intensive supply chain enterprise systems used by the largest industrial firms, such as the big three automotive companies. The business will focus principally on the sale of raw material and consumable industrial products, such as steel and metal cutting tools. The Company would receive transaction fees for managing the system. The Company released the metal raw material portion of the site in December 2001.

The site currently provides manufacturing users with the ability to calculate material requirements using a material calculation system and to locate manufacturing facilities based on geographic and manufacturing capabilities when
using its Machine Shop Selector.    Machine Shop Selector, which has been in
operation for over two years, assists purchasers of component parts in finding new suppliers and manufacturers. Capabilities of suppliers of component parts are searchable, enabling purchasing agents to execute multiple and automatic requests for quotes (RFQ) that will be delivered in real-time via an online agent that continually forwards opportunities for new business to those manufacturers that match required manufacturing parameters.

                                   <Page 5>

The site also provides links to obtain metal raw material and industrial fluids pricing and to place orders for these products. Currently, two vendors are utilizing this site. In 2001, the Company agreed to allow Central Steel & Wire, ("Central") a steel distributor, exclusive use of Tools4Mfg.com for metal material price quotes and orders. No other metal service centers or other metal sellers can use this site without prior written consent of Central. Under this agreement, the Company will earn a transaction fee ranging from one-half percent to one and one-half percent on pro-rated sales figures mutually agreed-upon by both companies. The agreement also provides the Company, upon Central election to continue exclusivity on a month-to-month basis for a three-month period, a transaction fee structure that pays the Company monthly the greater of one and one-half percent on mutually agreed upon sales or $83,000. The review dates in which Central can extend exclusivity for the months of April 2002, May 2002 and June 2002 are January 31, 2002, February 28, 2002 and March 31, 2002, respectively. Central's exclusive use of this site for metal price quotes and orders terminates June 30, 2002 unless both companies amend the agreement to further extend the exclusivity. The Company intends to expand this site to additional metal service centers and sellers upon termination of the exclusivity provisions. The Company also has a non-exclusive agreement with an industrial fluids manufacturer that provides for transaction fees as a percent of orders placed through the site. The Company expects transaction fees to increase upon the addition of other manufacturing based products as well as multiple vendors offering competing products and services.

A number of material and tool companies have direct interfaces with the Company's estimating software, allowing direct electronic access to each vendor's main databases for pricing information - providing raw material pricing in seconds instead of hours or days. The Company has also interfaced its estimating software with Tools4Mfg.com that provides the user the vehicle to obtain online metal material quote pricing as well as purchasing the material electronically and that transfers the pricing information into its estimating software. Shipments at the end of 2001 of the Company's Machine Shop Estimating and FabPlan software products included an imbedded internet interface to the Tools4Mfg.com portal, delivering a value to customers. The Company plans to imbed all its current Windows-based software with integrated access to Tools4Mfg.com. This coordinated approach is designed to continue to build brand identify by focusing on the strengths of the OnCourse product lines.

Management does not believe that any of the existing transaction processing systems or custom component procurement systems offers the metalworking market a satisfactory electronic purchasing solution. The opportunity for Tools4Mfg.com is to offer the speed and cost savings that a viable electronic purchasing solution provides. OnCourse has developed Tools4Mfg.com internally with revenues from Central.

Until separate financing is obtained, the Company expects to continue to fund, on a limited basis, the development of the site from a combination of internally generated funds and capital contributed by industry partners. Several revenue streams are projected from Tools4Mfg.com. Revenues will be derived from transaction fees on raw materials, component parts, and industrial tooling. The Company also expects to add transaction fees, subscription fees, and online sales of manufacturing software. However, there is significant risk in that the Company may not be able to generate any significant revenue or profits from this business strategy.

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

The Company continues to believe that revenues and transaction fees could exceed $25 million annually within the next five years. The following table shows the revenue stream for the $25 million of revenues and transaction fees based on
management's belief.   However, there is significant risk in that the Company
may not be able to generate any significant revenue or profits from this business strategy.

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

RESEARCH AND DEVELOPMENT

During years ended December 31, 2001 and 2000, the Company expended $300,000 and $593,000, respectively, for research and development. Research and development expended during the year ended December 31, 2000 includes $270,000 for the purchased in-process research and development that was written off on January 31, 2000. In addition, the Company expended $1,277,000 and $1,268,000 for its capitalized software during the years ended December 31, 2001 and 2000, respectively. There have been no material customer sponsored research activities or expenditures.

GOVERNMENTAL REGULATION AND APPROVAL

The Company does not require governmental approval for any of its activities and has incurred no cost or expense with respect to compliance with federal, state and local environmental laws. Some of the Company's customers may incur expenses for environmental compliance, but there has been no effect of any such compliance on the Company. The Company only has one customer that may have a material effect on the Company's operations with sales of 13% and 14% of net sales for the years ended December 31, 2001 and 2000, respectively. No single supplier has a material effect on the Company's operations.

                                   <Page 6>

TRADITIONAL METAL WORKING MANUFACTURERS AS THE COMPANY'S SOFTWARE MARKET

Domestic manufacturers are estimated to conduct approximately $3.8 trillion in annual business and these manufacturers employ 17 million people. According to the National Institute of Standards (NIST), 75% of manufacturers employ 50 people or less. OnCourse subsidiaries individually have for up to twenty years provided that market with software to make job shops more efficient. The information referenced below provides historical summaries of the products sold by the OnCourse subsidiaries of Micro Estimating and TekSoft:

   LICENSED USERS SOLD SINCE SUBSIDIARY WAS ESTABLISHED (UNAUDITED)

                           Year
Subsidiary             Established      Users Sold

TekSoft                         1981           23,500
Micro Estimating                1982            2,700

CURRENT ENVIRONMENT IN THE COMPANY'S SOFTWARE MARKET

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

In concert with OnCourse products is an electronic-commerce strategy. OnCourse is expanding its business-to-business electronic-commerce site for the metals working industry to purchase products, services, and trade.

OnCourse will use the Internet as a key part of this strategy to deliver software, provide applications while providing a focused trading site to build a loyal customer base. Integrating OnCourse applications with the OnCourse Internet site will lead users to take advantage of the business-to-business electronic-commerce site. Three core internet concepts will be used:

  o   INTEGRATING APPLICATIONS WITH ONCOURSE PORTAL

  OnCourse's products will have seamless interfaces to the web portal. One of the first integrations has been done with Micro Estimating's software. The MSE and FabPlan software can, via modem or internet, dial out or access to a supplier of raw materials, access their database and receive current raw material pricing. When possible all OnCourse products will integrate with those areas of the portal that perform similar or complimentary tasks.

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

  o   VALUE ADDED TRADING SITE

  The proposed value added functionality at the OnCourse portal, Tools4Mfg.com, is in several areas. There will be an online area for shopping for industry leading software and finding information about software companies serving the metal working industry. Online calculators will be provided that run in an internet browser that will simplify some routines and time consuming
  manufacturing calculations.   Online databases will allow the look up of
  common metal working information. There will be an online auction for selling and buying both new and used manufacturing items. Customers will be able to shop online for the best prices and delivery from several raw material suppliers in real time. A facilities locator named "The Machine Shop Selector" allows for detailed and specific production facilities searches both geographically and by specific production capabilities and provides the communication technologies to contact multiple manufacturers for pricing or information. Manufacturers of custom components will have the ability to receive Requests for Quotations (RFQ's) pre-defined that match their capabilities and preferred type of work and online forums will allow the exchange of manufacturing ideas and problems.

                                   <Page 7>

THE COMPANY'S MARKETING STRATEGY

The Company's principal market is small to medium size manufacturers. This universe includes original equipment manufacturers (OEMs), independent machine shops (job shops), contract manufacturers, tool and die makers, and component suppliers to the aerospace, automotive, appliance, and electronics industries. The Company estimates this market is in the range of 500,000 businesses, some of which have multiple manufacturing facilities. Within this market, the Company's CAM products are directed toward slightly larger and more product oriented (versus job or made to order shops) customers than are the process planning and estimating products.

The Company generally does not actively market to the largest industrial firms since these businesses tend to purchase high-end integrated systems, such as offered by Dassault/IBM. The Company has been successful in selling to individual facilities of large manufacturers, however, where the operation desires a cheaper and easier to use solution and has the ability to purchase its software independently. As an example, three John Deere plants utilize OnCourse products. Other large manufacturers that use OnCourse systems include General Electric, Honda, Honeywell, IBM, Lockheed Martin, and TRW.

Management has developed a focused strategy to aggressively grow the business both in the North American market as well as manufacturing centers worldwide. This focused strategy will be the first opportunity the Company has had to develop the market for CAMWorks since the introduction of all of the product's modules. The strategy has the following principal elements:

  o Develop a Broader Network of Value-added Resellers (VAR) and Other Distributors

  The OnCourse distribution network in the U.S. is nationwide, but certain manufacturing centers, such as Chicago, do not have a geographically proximate VAR for all of the Company's products. The Company intends to add to its distribution network to fill these geographic gaps, including opening direct sales offices in Chicago and Detroit. The Company also seeks to upgrade its distribution capabilities by developing relationships with VARs that are able to operate multi-office distributorships, and may do so by acquiring one or more additional VARs.

  While MSE is a market leader for estimating software in the US and OnCourse does have one successful MSE distributor in the UK, the Company has not had the resources to sell overseas. Since potential customers often prefer to buy from a vendor of local nationality, developing a network of non-US distributors will speed sales in manufacturing centers around the world. The Company expects to utilize certain TekSoft foreign distribution relationships to represent MSE outside the US.

  As a part of the effort to strengthen its distribution, the Company has reached an agreement in principle with one of the largest European industrial distributors to market TekSoft products. This distributor has local offices in most European countries and maintains its own translation department - with more than twenty translators - to speed translation of new software releases. The Company has also had preliminary discussions with this distributor regarding marketing of Micro Estimating's products in Europe, a relationship that would also facilitate translation of the Micro Estimating products.

  While there is some overlap, the MSE and TekSoft VAR networks are for the most part distinct, and the Company plans to provide additional support to the VAR networks to maximize opportunities cross sell OnCourse products. Since the TekSoft installed base is larger than that of MSE, the Company also plans to promote MSE to existing TekSoft CAM users. VARs and other distributors are compensated based on an established commission percentage for each VAR and distributor multiplied against its respective commission-eligible software sales and services.

  o   Expand and Strengthen Relationships With the SolidWorks Distribution
      Channel

  The integration of CAMWorks into the SolidWorks design software (as the only fully integrated CAM solution operating in the SolidWorks environment) has provided the Company with an additional distribution channel. SolidWorks is the fastest growing solids based design system, with 26,000 users licensed in 2001, up 19% over 2000. SolidWorks distributes through a network of 300 resellers operating in 70 countries worldwide. The Company, however, has established a relationship with only 60 to 70 of the SolidWorks resellers and seeks to develop a relationship with a large number of the resellers that it does not currently have a relationship. This will in part be addressed by strengthening the TekSoft distribution support effort, since the largest investment in securing additional VAR relationships is the time it takes to familiarize a new VAR with the Company's products.

  o   Expand CAD/CAM General Marketing Activities

  The Company has long employed marketing programs for its estimating products, but has not had the resources to conduct extensive marketing for the (larger market) CAD/CAM products. In view of the technology "window" that OnCourse has for CAMWorks, the Company intends to greatly increase its advertising and promotion of this product to capitalize on this opportunity.

  o   Integrate CAMWorks With Other Solids Based CAD Products

  While SolidWorks is the acknowledged market leader and fastest growing provider of solids based CAD systems, there are a number of other vendors with competitive solids based systems. SolidEdge, Designwave and Autodesk are examples of such potential solid modeling partners. By integrating CAMWorks into these systems, the Company would gain additional distribution platforms. Management believes sales through such additional distribution channels could increase CAM revenues 15-20% with each additional relationship.

  o Promote an Enterprise Version to Larger Customers and Pursue Follow-on Sales to Existing Large Customers

  OnCourse has integrated MSE with ProCAM (and is in the process of integrating CAMWorks) and solids based CAD software, to create a complete engineering based enterprise version of its products. This version, with a comparatively low price point, is a solution that can be marketed to larger companies that would not be prospects for OnCourse's products on a standalone basis, but can benefit from a robust estimating system.

                                   <Page 8>

  A large multinational company will usually have multiple production facilities. While the Company has not targeted large firms for sales on a company-wide basis, it has been successful in selling individual plants. Following implementation and a customer's realization of the system's benefits, the Company has a strong rationale for repeat sales covering that customer's other sites. The Company believes this will be especially evident in the case of CAMWorks, which offers greatly reduced design to manufacturing time using less highly trained personnel at a cost that is 25-50% of comparable systems.

  o   Develop a Suite of Integrated Manufacturing Software

  The integration of MSE and CAMWorks is the first step in OnCourse's longer-term goal of developing a suite of integrated manufacturing software applications. The Company has found that many of its customers desire a one-stop shop solution for their manufacturing software applications. The reasons most often cited are that there is greater reliability in the compatibility of the applications and therefore ease of use, and that there is a single point of contact in the event of a problem. No other company offers fully integrated software for the entire manufacturing process, except in expensive high-end enterprise type systems that are economically unavailable to all but the largest manufacturers.

  Applications such as direct numerical control, statistical process control, and manufacturing execution systems would fill out the suite concept. Developers of these specialized applications, and particularly those that have the most advanced technologies, tend to be small companies.

  In addition to its target market of small to mid-size manufacturers, the Company believes such a suite would be attractive to the lower tier of the largest manufacturers that utilize complex integrated enterprise systems. The reason is that such a suite could provide the same or superior manufacturing functionality and interfaces as the complex system, but at substantially lower cost.

ALTERNATIVE DISTRIBUTION STRATEGIES

The Company continually evaluates additional strategies and methodologies that might be employed to get its products to market. Strategies that would enable the Company to penetrate market segments in which it does not compete receive special attention. As examples, the Company has considered renting its products on a per use basis (as an ASP or application service provider) to reach smaller manufacturers, and embedding its products or technologies in large, integrated systems marketed to the very largest manufacturers. Integrating MSE into a larger system would dramatically increase the estimating market for the Company because management believes that MSE has the most extensive functionality of any estimating application.

MANUFACTURING SOFTWARE:  THE MARKET AND TRENDS IN TECHNOLOGY

     THE MARKET

     In a 2001 industry report, CIMdata, Inc., an independent research organization, estimated that 2001 sales of numerical control software and services (including CAE, CAD and CAM software) were $1.27 billion, with $806 million received by software suppliers and balance by resellers, distributors, and other business partners. The market grew 4.4% in 2000, as the U.S. economy slowed and manufacturing equipment sales declined, but doubled from 1993 to 2000 (a compounded annual growth rate of 10.5%). Approximately 30% of CAD users also have CAM software requirements. The CAM market is well penetrated and mature, but continues to grow at an average rate of 10% per year according to CIMdata.

OnCourse estimates that the CAM segment of the manufacturing software market on which it is focused - i.e., excluding the CAM component of high-end integrated systems sold to the largest manufacturers - is in the range of $90-120 million. The Company believes that this segment of the market is growing at 15-25% per year, faster than the CAM market generally, as newer, more robust systems replace existing systems. The estimating software market is much smaller, approximately $9 million overall, and $3.5 million exclusive of high end integrated systems. While MSE sales have historically grown an average of 35% per year as OnCourse has taken share from its principal competitor, management estimates the market has been growing in the range of 10% per year.

OnCourse believes that the market available to it will effectively expand as OnCourse begins to sell the estimating and CAD/CAM products on an integrated basis. This is because the integrated product can be marketed to somewhat larger manufacturers that may not have previously been an attractive market segment for the Company's products on a standalone basis.

A number of significant trends have contributed to the growth of manufacturing software, even during an economic downturn. The first is demand by manufacturers in a fast-changing, highly competitive business environment to reduce design time to get products to market more quickly ("time to market"). Secondly, as competition makes it increasingly difficult for companies to achieve revenue growth, businesses continue to focus on manufacturing efficiency and lower production costs as a means to increase profits. As a result, many companies not only seek new software applications, but also will replace manufacturing software with enhanced versions if the replacement furthers the company's productivity.

     TRENDS IN TECHNOLOGY

     Demand has also been fueled by technological improvements that have enhanced the functionality and value of the software. Notable among these improvements has been the development of solid modeling and the introduction of feature recognition. Software developers incorporating these improvements into their products are able to offer systems that reduce time, costs, and errors in manufacturing.

Solid modeling is a computer generated three-dimensional depiction of a product. Solid computer models permit designers to better understand how their products will look and function before committing to preparing manufacturing documents and making production tools. The geometry from solid models can also be used in a variety of analytical systems to evaluate performance or other physical attributes of a product before it is manufactured. As a result, costly mistakes can be avoided in taking a design into production.

                                   <Page 9>

Feature recognition is the identification of the design geometry of a feature that can be machined (e.g., a hole). Software incorporating feature recognition automatically analyzes the part model and identifies machinable features based on the part's geometry and topology (automatic feature recognition), or queries the user as to areas not recognized automatically until the system has enough information to define the area as a feature (interactive feature recognition). Each feature can then be linked to a corresponding machining routine stored in a database. By automating the interpretation of design data, manufacturing programs can be prepared more quickly and with fewer opportunities for error.

RISK FACTORS THAT MAY IMPACT THE SHAREHOLDERS INVESTMENT

Shareholders of the Company should be aware that the ownership of the Company's shares involves certain investment considerations and risk factors, including those described below and elsewhere in this annual report, which could adversely affect the value of their holdings. The Company can't make any representations as to the future market value of the Company's stock.

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

IMPACT OF POLITICAL UNREST MAY FURTHER WEAKEN THE DOMESTIC AND GLOBAL
MARKETPLACE

The United States economy was shaken as a result of the events that took place on September 11, 2001. The terrorist activities coupled with a recession in the United States economy has reduced software sales and profitability in the manufacturing marketplace. The Company was also negatively impacted as sales were less than projected and lower than needed to support the infrastructure established to market and support the Company's new technologies. As a result, the Company experienced higher than planned operating losses in which caused the Company to increase its borrowings under its line of credit agreements. The Company may not be able to absorb additional losses if another terrorist activity further eroded the manufacturing and United States economy.

CONTROL BY THE MANAGEMENT MIGHT LIMIT INDEPENDENT, PUBLIC SHAREHOLDER INFLUENCE

The Chief Executive Officer and the President of the Company beneficially own approximately 52% of the outstanding common stock of the Company. The remaining directors and other executive officers beneficially own approximately 36% of the outstanding common stock of the Company. Accordingly, the Chief Executive Officer and President together, or along with the Board of Directors and other executive officers, will exercise control over the Company, including control over the election of directors, the appointment of officers, and the business policies, investments and future acquisitions, if any, of the Company. Public shareholders' interests may not be fully represented alongside the differing interests of management shareholders, if any. The large percentage of shares owned by these persons will have a limiting effect on the number of shares available for trading in the secondary market, which could have an adverse effect on price and liquidity.

ABSENCE OF NECESSARY FINANCING COULD DISRUPT OPERATIONS, PRODUCT DEVELOPMENT AND GROWTH PLANS

The Company will need to obtain interim and long-term financing to continue operations, to repay outstanding indebtedness, to fund present and future product development, and to maintain the competitive position of its software products in their manufacturing markets. There is no guarantee that the Company will have the financial ability to meet all of those goals. The Company expects to raise additional capital from time to time by private placements of the Company's securities and capital contributed by industry partners. In 2001 the Company received $192,000 of preferred stock proceeds from an industry partner that supplies software development and programming resources to TekSoft. There can be no assurances that there will be any market for the Company's securities or that sufficient capital can be raised by any such private placements. If capital is not available, it may not be possible for the Company to develop new products, to grow existing product revenues or to operate profitably in any market. In such event, shareholders could lose their entire investment. See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
- Liquidity and Capital Resources".

ANTICIPATED REVENUES FROM PURCHASED IN-PROCESS RESEARCH & DEVELOPMENT MAY NOT BE REALIZED

The Company acquired $270,000 of CAMWorks in-process research and development as part of the TekSoft acquisition on January 31, 2000. It is possible that the Company will not reap the benefits related to the CAMWorks development project or that such development does not provide the Company with any competitive advantages or that there will be technology changes in the market place that may render the technology obsolete. As a result, the Company may not realize the expected revenues that management believes will result from this acquired in-process technology.

COMPETITORS'S STRENGTHS COULD FORCE PRICE REDUCTIONS AND DAMAGE PROFIT PROSPECTS

The markets for the Company's products are intensely competitive. The CAM industry has more than 200 competitors in which TekSoft is referenced as one of the top eight worldwide software providers based on installed seats according to the above-mentioned CIMdata research. The estimating products offered by Micro Estimating have only one competitor, Manufacturers Technologies, Inc. Limited information is available on this company as it is a privately held organization. The Company may also face competition from new entrants in its markets. Many of the Company's present or prospective competitors have or may have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company will be able to compete effectively in the future. If the Company is unable to compete effectively, shareholders could have a lower return on their investment or lose their entire investment.

                                   <Page 10>

LIMITED PRIOR PUBLIC MARKET AND RESTRICTION ON FREE SALE OF STOCK MAY ADVERSELY AFFECT STOCK VALUE AND LIQUIDITY

There is presently a limited public market for the Company's common stock and there can be no assurance that an active market will develop. The prices at which the shares trade will be determined by the market place and could be subject to significant fluctuations in response to many factors, including, among others, variations in the Company's quarterly operating results, changing economic conditions in the industries in which the Company participates, and changes in government regulations. In addition, the general stock market has in recent years experienced significant price fluctuations, often unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, may adversely affect the market price of the Company common stock. In the event of declining stock values and diminished liquidity, shareholders could lose their entire investment. See "MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

DEPENDENCE ON OPERATING ENVIRONMENTS IMPOSES OBSOLESCENCE, DIMINISHED REVENUES AND PROFIT EXPOSURES

The Company's software is designed for use with computers running on Microsoft platforms. The successful introduction of new operating systems or significant changes in existing operating systems could adversely affect the Company's operating results. Failure by the Company to develop new products for any such changed operating environments could result in the Company's inability to maintain sufficient margins in which to continue its business.

RAPID TECHNOLOGICAL CHANGE EXPOSES THE COMPANY TO COMPETITIVE DISADVANTAGES, REDUCTIONS IN SALES, PROFITS, GROWTH RATES AND MARKET ACCEPTANCE

The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of hardware or software products embodying new technologies and the emergence of new standards could have an adverse effect on the Company's present products or any products under development. For instance, the Company believes that TekSoft's CAMWorks product is an example of rapid technological change. CAMWorks' ability to analyze a solid model and generate machine code to produce the piece part automatically will change the way parts will be manufactured in the future. The Company's future success will depend upon its ability to enhance its present products as well as introduce new products that are responsive to technological developments and end-user requirements and development market appeal. Any failure by the Company to develop new products and enhancements in a timely manner will have an adverse effect on the results of the Company's operations and could result in the Company's failure and the loss of shareholders' investment.

ABSENCE OF A MARKET FOR THE COMPANY'S ELECTRONIC-COMMERCE PRODUCTS INCREASES RISKS OF LOSS ON INVESTMENT, FAILURE TO ACHIEVE GROWTH TARGETS, DIFFICULTY IN MEETING DEBT SERVICE REQUIREMENTS AND DIMINISHED INVESTOR CONFIDENCE

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

COMPETITIVE PRICING PRESSURES MAY INCREASE THE RISK OF LOSS OF INVESTMENT

Competitive pricing pressures might bring about a reduction in the average price of the Company's products, resulting in a decrease in revenues and gross margins. Changes in product mix and other factors might also influence prices. If price reductions occur, the Company's revenues will decline unless it is able to offset these decreases by increasing its sales volumes or by changing its current revenue model. In addition, in order to maintain its gross margins, the Company must develop and introduce new products and product enhancements, and it must continue to reduce the development and distribution costs of its products. There is no assurance that the Company will succeed in implementing corrective action if any of these declines occur. Failure by the Company to implement successful pricing strategies and/or to develop new products to meet these competitive pressures and/or to increase unit volumes could result in the Company's failure and the loss of shareholder's investment.

NEW PRODUCTS MAY CONTAIN UNDETECTED HARDWARE AND SOFTWARE ERRORS

New products the Company develops may contain undetected hardware and software errors, which could require significant expenditures of time and money to correct, harm its relationships with existing customers and negatively impact its reputation in the industry. In addition, the Company's products are combined with products from other vendors. If such problems occur, it may be difficult to identify the source of the problem. If such problems should occur, and if the Company is unable to rapidly correct any such problems, there may be consequences such as:

  o   Delay or loss of market acceptance of the Company's products
  o   Significant warranty or other liability claims
  o Diversion of engineering and other resources from product development efforts
  o   Significant customer relations problems
  o   Loss of credibility in the market
  o   Inability to sell its products until any errors are corrected

Any one or any combination of these consequences could result in a significant loss in value of shareholders' investment.

                                   <Page 11>

QUARTERLY FLUCTUATIONS MAY PLACE ADDITIONAL BURDEN ON WORKING CAPITAL, NEED FOR ADDITIONAL INVESTMENT

Management believes that OnCourse's sales will fluctuate based on the manufacturing community's purchasing trends. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly in the future. For example using an average of the last seven years sales activity, Micro Estimating's sales on a quarterly basis has ranged from approximately 19% of annual sales to as high as 33% of annual sales. TekSoft's average quarterly sales for the same seven-year period have fluctuated from approximately 23% of annual sales to 27% of annual sales. A typical sales pattern will start the year with new budget spending through the first four months. Then there will be a three-month slowdown during the summer months, which reflects reduced production and plant shutdowns. This is then followed by an increase in sales volume through the end of the year as companies complete their fiscal years, typically spending remaining budgetary monies and in some cases, based on taxation issues, purchase smaller capital expenditures to reduce tax liabilities. Other factors that may affect quarterly results include the following:

  o   Expansion and recession of the United States and Global economies.
  o   Significant events caused by Global political events.
  o The overall strength of the economy, timing, size and terms of customer orders
  o   Changes in customer buying patterns
  o Uncertainties associated with the introduction of any new product or product enhancement
  o The timing of the announcement and introduction of new products by the Company or its competitors
  o The mix of products sold and the mix of distribution channels through which products are sold
  o Deferrals of customer orders in anticipation of new products, services or product enhancement introduced by the Company or its competitors
  o Technological developments affecting the electronic-commerce, business-to-business, and manufacturing software markets

Any failure by the Company to obtain sufficient lines of credit to support these quarterly fluctuations, if any, could result in a decline in profitability and a loss of shareholder value.

MANAGEMENT OF FUTURE ACQUISTIONS AND GROWTH WILL REQUIRE ADDITIONAL INVESTMENT, MAY EXCEED COMPANY'S ABILITY TO MANAGE THIS GROWTH

The Company has embarked upon an ambitious growth plan including the acquisition of one or more businesses and the accumulation of capital to finance existing and acquired businesses. It will be necessary for the Company to attract, hire and maintain new employees at many levels, including senior management in order to achieve and support growth. The Company expects to include the public market for its securities as a basis for the development of key employee incentive compensation, savings, investment and retirement plans. There can be no assurance that the Company will be successful in any of these efforts, the failure of which could result in slower growth, a decline in profitability and a loss of shareholder value. See "MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

LOSS OF KEY PERSONNEL OR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL MIGHT RESULT IN FAILURE OF THE COMPANY TO IMPLEMENT ITS PLANS

Loss of the services of key management employees or inability to attract and retain qualified personnel or delays in hiring required personnel, particularly programmers and sales personnel, could delay the development and introduction of, and negatively impact the Company's ability to sell its products. In addition to key management personnel, the Company's success depends on its ability to attract and retain highly skilled technical, managerial, marketing and other personnel. Competition for these personnel is intense. In recent years, there has been a strong demand for qualified skilled and unskilled employees in the Wisconsin, Minnesota and Arizona areas, where the Company's main operations are located, and in other areas where it operates. There is a risk that it will be unsuccessful in attracting and retaining the personnel it needs for its business. Failure to attract and retain such personnel could result in a decline in the Company's revenues and profits and a loss of investment by shareholders.

RELIANCE ON CONTRACT PROGRAMMERS FOR DEVELOPMENT OF THE COMPANY'S SOFTWARE PRODUCTS

The Company uses domestic and foreign contract programmers to program its software products. Competition for these resources may cause a shortage of contract programmers or increase the cost of these services to the point where the Company's profitability declines. This decline in profitability could slow product development efforts, which in turn could prevent the Company from being competitive in its markets.

RELIANCE ON DISTRIBUTION CHANNEL, INCREASED EXPOSURE FROM COMPETITORS STRENGTHS, AND THE COMPANY'S FINANCIAL CONSTRAINTS

The Company relies on direct sales and independent distributors to sell its products. For the years ended December 31, 2001 and 2000, 61% and 55%, respectively, of the Company's total revenues were generated by its independent distributors when excluding sales of the Company that were previously independent distributors. Distributors also represent other products that may either complement or compete directly with those of the Company. Independent choices by distributors concerning which products receive their principal attention, the development of new or enhanced products by competitors, the Company's relative ability to compete effectively with others in time-to-market comparisons and a large number of factors under the control of competitors and independent distributors may adversely effect the Company's future operating results. Failure to attract and retain good distributors and/or to implement more direct marketing efforts could result in a decline in the Company's revenues and profits and a loss of investment by shareholders.

                                   <Page 12>

ASSET ENCUMBRANCES, OPERATING LOSSES AND CONTINGENT STOCK ISSUANCES MIGHT INCREASE SHAREHOLDER DILUTION WHILE VALUES COULD DECLINE

Substantially all of the Company's assets are pledged to secure bank indebtedness. The bank debt is subject to compliance with certain financial ratio covenants. The Company's earned surplus deficit and continuing operating losses might reduce the availability of such credit facilities in the future under those covenants or may cause the Company to default on its credit facilities, which would permit the bank to accelerate the payment of principal and interest under the credit facilities. At the same time, revenue and net income increases, if any, will obligate the Company to issue additional shares under acquisition agreements. Taken as a whole, these factors increase the risk of dilution in shareholder value and impose a risk of complete loss of shareholder value unless those trends are reversed or offset by the infusion of new capital.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the 1934 Act.[CWB1]

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials that the Company has on file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at
(800) SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is http://www.sec.gov
------------------
The Company's Internet site address is http://www.oncoursetechnologies.com.
                                       -----------------------------------

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

The following table sets forth information concerning the operating facilities:

                                                                 MONTHLY RENT
                                   SIZE IN                          AS OF
TENANT                           SQUARE FEET   LEASE EXPIRES   JANUARY 1, 2002
------                           -----------   -------------   ---------------

OnCourse Technologies, Inc./        4,672       11/30/2002          $3,435
Micro Estimating Systems, Inc.
3106 South 166th Street
New Berlin, WI 53151

CAM Solutions, Inc.                 1,122        2/28/2003          $1,372
1631 East 79th Street
Suite 134
Bloomington, MN  55425

Cimtronics, Inc. (1)<F1>            1,550        8/31/2004          $2,260
7434 East Stetson Drive
Suite C-165
Scottsdale, AZ  85251

Cimtronics, Inc. (2)<F2>              788          4/30/04          $1,379
1947 Camino Vida Roble
#105
Carlsbad, CA  92008

TekSoft, Inc.                       8,800          6/30/06         $15,767
16121 North 78th Street
Scottsdale, AZ  85260

          (1)<F1>  LOCATION OF CIMTRONICS' CORPORATE OFFICE.
          (2)<F2>  LOCATION OF CIMTRONICS' BRANCH OFFICE.

                                   <Page 13>

ITEM 3.        LEGAL PROCEEDINGS

The Company may be subject to contingent liabilities resulting from litigation and claims incident to the ordinary course of business. As of the date of this report, the Company does not believe that it is subject to any legal proceedings the probable resolution of which would have a material adverse effect on the business or financial condition of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, at the time of this filing, is traded on the OTC Bulletin Board under the OCTH symbol and has very limited trading volume or activity. The following table sets forth, for the fiscal quarters indicated and available, the high and low bid prices for the Company's Common Stock as reported by financial websites tracking stock trading activity. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions. No assurance can be given that an active trading market for the Common Stock will be maintained.


                                                 High             Low

          Year Ended December 31, 2001

                   First Quarter                $1.75            $0.75

                   Second Quarter                1.05             0.50

                   Third Quarter                 1.12             0.16

                   Fourth Quarter                0.49             0.13


          Year Ended December 31, 2000

                   First Quarter                $6.00            $4.50

                   Second Quarter                6.00             2.25

                   Third Quarter                 4.00             0.25

                   Fourth Quarter                1.75             0.60

The Company has not paid any dividends on its Common Stock and intends to retain all earnings for use in its operations and to finance the development and the expansion of its business. It does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operation and financial condition, among other factors. The Company's long-term line of credit restricts the payment of dividends.

As of December 31, 2001, there were approximately 820 holders of record of the Company's common stock.

The Company entered into an agreement signed November 7, 2001, and offered and issued 59,323 shares of Company common stock, 59,323 Class A stock purchase warrants and 59,323 Class B stock purchase warrants to a vendor as payment of $91,199 of accounts payable as of September 30, 2001. The Company recorded a reduction to professional fees of $63,586 during the year ending December 31, 2001 under this agreement based on the difference between a conversion price ranging from $1.00 to $2.00 as defined in the agreement and the $0.18 market share price. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.12 to $0.13 for each Class A warrant and $0.16 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the
Company's common stock at an exercise price ranging from $1.75 to $3.00.   The
agreement with the vendor calls for future hardware and software purchases to be converted at a common stock price of $1.00 and for equal number of Class A and Class B stock purchase warrants at an exercise price of $1.75.

During the quarter ended December 31, 2001, the Company offered and issued 17,253 shares of Company common stock, 17,253 Class A stock purchase warrants and 17,253 Class B stock purchase warrants as payment of $12,940 in professional services to a vendor for invoices dated or accrued on December 13, 2001 and December 31, 2001. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.29 to $0.37 for each Class A warrant and $0.34 to $0.42 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.00.

On January 31, 2000, the Company acquired TekSoft, Inc. ("TekSoft") for 4,500,060 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the next five years if net sales, as defined in the agreement, increases. For the year ended December 31, 2000, the net sales increase resulted in an additional 511,206 shares allocated to the former shareholders of TekSoft. During the year ended December 31, 2001, an additional 155,680 shares were issued to the former shareholders of TekSoft at an average value of $0.75 per share. An additional $116,150 was allocated to goodwill.

The Company believes that it has satisfied the exemption from the securities registration requirement provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under for all of the above described transactions.

                                   <Page 14>

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes, thereto and the other financial information appearing elsewhere in this filing. In addition to historical information, the following discussion and other parts of this filing contain forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company's plans and other information expressed or implied by these forward-looking statements. There may be other risks and circumstances that management is unable to predict. When used in this Annual Report, the words "believes", "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements, although there may be some forward-looking statements not accompanied by these expressions.
All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the 1934 Act. See "RISK FACTORS" section for additional risk factors that could affect future operations.

The Company's goal is to become the collaborative business partner for the metal working industry by providing technology products and services that improve the profitability and efficiency of metal component manufacturers. On January 31, 2000, the Company acquired TekSoft, Inc. This acquisition helped complement its existing product offerings as well as broaden the base necessary for implementing its internet strategy utilizing a business-to-business electronic-commerce web site. When reviewing the following discussion and analysis, it is important to note that the Company reported twelve months of operating results for TekSoft for the year ending December 31, 2001 as compared to only eleven months for the year ending December 31, 2000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

The Company as well as other manufacturing driven businesses operated in a recessionary economy during the year ended December 31, 2001. In light of this down economy, OnCourse net sales of $4,915,000 for the year ended December 31, 2001 were 6% lower than the $5,248,000 reported for the year ended December 31, 2000. However, when assuming that TekSoft was acquired by OnCourse as of January 1, 2000 and adding TekSoft's January 2000 proforma net sales of $265,000, net sales declined 11% from OnCourse's $5,513,000 of proforma sales for the year ended December 31, 2000. Sales were lower than anticipated during the three months ended December 31, 2001 as the Company discounted from the list price of software products sold in response to a recessionary economy and
competitive pressures.   Deferred revenue increased 16% from $1,624,000 as of
December 31, 2000 to $1,890,000 as of December 31, 2001.   Increased sales of
the Company's CAMWorks CAM software coupled with $100,000 in revenues related to Tools4Mfg.com helped to offset sales decreases in Machine Shop Estimating and ProCAM CAM software.

Cost of sales was $1,904,000 or 39% of net sales for the year ended December 31, 2001 as compared to the $1,699,000 or 32% of net sales for the year ended December 31, 2000. The gross margin percentage for the year ended December 31, 2001 declined from the same period in 2000 primarily due to lower sales for 2001 and a large increase in the capitalized software amortization expense for the Machine Shop Estimating, CAMWorks 2001, Tools4Mfg and ProCAM II software product which began upon the products release in 2001. The Company amortized $1,136,000 of capitalized software for the year ended December 31, 2001 as compared to the $921,000 amortized in 2000. Also contributing to the increase in capitalized software amortization was the fact that the Company had twelve months of capitalized software amortization for TekSoft in 2001 as compared to only eleven months in 2000.

Selling expenses decreased to $2,491,000 for the year ended December 31, 2001 as compared to the $2,494,000 sales for the year ended December 31, 2000. Selling expenses as a percentage of net sales increased to 51% of net sales for the year ended December 31, 2001 as compared to 48% for 2000 primarily due to lower sales in 2001. The decline in selling expenses occurred largely due to reduced spending in advertising and promotional activities for the Company's products in 2001 as compared to 2000. The advertising reduction was made due to the Company's decision to direct its resources to developing its CAMWorks 2001, ProCAM II and Tools4Mfg product offerings. Also contributing to the reduction was the decline in the economy causing sales to decline, which tightened cash
flows and restricted spending.   Offsetting the reduced advertising expenses was
an increase in the Company's bad debt expense due to bankruptcy filings by customers in the fourth quarter and an increase in the bad debt allowance when factoring the negative impact that the terrorist activity had on an already recessionary economy. The Company recorded total bad debt expense of $239,000 including bankruptcies and bad debt allowance increases for the year ended December 31, 2001 as compared to only $10,000 for 2000. The Company increased its bad debt allowance from $25,000 as of December 31, 2000 to $163,000 as of December 31, 2001.

Total research and development expense was $300,000 and $593,000 for years ended December 31, 2001 and 2000, respectively. The decrease is attributed to $270,000 of purchased in-process research and development as part of the TekSoft acquisition in 2000. This non-recurring amount was written off immediately in 2000 in accordance with APB No. 16, "Accounting for Business Combinations."

Goodwill and other intangible amortization was $1,334,000 and $1,092,000 for the years ended December 31, 2001 and 2000, respectively. The largest factor in the increase is related to the TekSoft acquisition, which contributed $967,000 of the goodwill and $154,000 of other intangible amortization for the year ended December 31, 2001 as compared to $747,000 of goodwill and $141,000 of other intangible amortization for the year ended December 31, 2000. The increase in TekSoft goodwill and other intangible amortization is primarily related to twelve months of amortization in 2001 as compared to only 11 months in 2000.
The Company also booked additional goodwill expense in 2001 due to increases in goodwill for contingent shares earned by former shareholders of the Company's acquisitions and related deferred tax accounting. Other intangible amortization was comprised of amortization of the assembled workforce, trade names and distribution network intangible assets.

                                   <Page 15>

General and administrative expense decreased to $2,105,000 for the year ended December 31, 2001 compared to $2,143,000 for the year ended December 31, 2000. General and administrative expenses as a percentage of net sales increased to 43% of net sales for the year ended December 31, 2001 as compared to 41% for 2000 primarily due to lower sales in 2001. The Company recorded $204,000 for the year ended December 31, 2001 for a professional services agreement for consulting services as compared to the $375,000 for the year ended December 31, 2000. This represents a decrease of $171,000 in general and administrative expenses from the year ended December 31, 2000. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. In February 2001, this agreement was extended an additional nine months to February 2002, which reduced the monthly amortization related to this agreement from $50,000 to $14,000. The Company had $21,000 remaining on this contract as of December 31, 2001, which will be expensed during the first quarter of 2002. Offsetting this decrease were $50,000 in professional fees incurred by the Company in its efforts to raising additional equity capital and other professional and legal expenses incurred in 2001 associated with the Company's follow-on expenses for the 10-SB and various other SEC filings. Fewer expenses related to SEC filings were incurred during the year ended December 31, 2000 since the Company did not make its initial SEC filing until October 2000.

Operating expenses including purchased in-process research and development and goodwill and other intangible asset amortization, were $6,230,000 for the year ended December 31, 2001 as compared to $6,322,000 for the year ended December 31, 2000.

Interest expense increased from $105,000 in 2000 to $120,000 for the year ended December 31, 2001. The increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's new products released in 2001 and to fund losses that the Company incurred for the year ended December 31, 2001. The Company decided to finish development work on its products to ensure that they were developed and at a point that they would be available for sale. The Company also retained employees that it believed necessary to support growth that it continues to expect in 2002. Offsetting the increase in overall borrowings by the Company were favorable interest rate reductions generated throughout 2001 by the Federal Reserve Bank's monetary policy. The Company had a pre-tax loss of $3,339,000 for the year ended December 31, 2001 as compared to the $2,879,000 pre-tax loss in 2000.

The net loss after tax benefit was $2,621,000 and $2,312,000 for the years ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OnCourse has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has the ability to raise sufficient equity and debt funds to meet its operating expenses and capital requirements through fiscal year 2002 and into fiscal year 2003. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, borrow under its line of credit or reevaluate its operating plans.

The Company's cash position as of December 31, 2001 was approximately $77,000 as compared to $200,000 as of December 31, 2000. During the year ended December 31, 2001, net cash provided by operating activities was $138,000 versus $915,000 for the year ended December 31, 2000. The decline is largely related to reduced sales caused by the recessionary period experienced by the Company and the manufacturing marketplace and the Company not reducing spending to offset the sales decline. The Company incurred higher than planned losses as a result.
The Company decided to retain all of its employees because it believed it necessary in order to handle its expected sales growth in 2002 as well as continue developing the next generation of manufacturing software. Cash flows used in investing activities were $1,359,000 and $1,482,000 for the years ended December 31, 2001 and 2000, respectively. The Company invested $1,277,000 in capitalized software development costs for the year ended December 31, 2001 as compared to $1,268,000 for the same period in 2000. The Company had positive cash flows from financing activities of $1,098,000 and $676,000 for the years ended December 31, 2001 and 2000, respectively. The financing activities for the year ended December 31, 2001 were primarily comprised of $432,000 on the line of credit facility, $381,000 of net term debt and notes payables and $192,000 of preferred stock proceeds.

The Company's working capital as of December 31, 2001 was a negative $1,650,000 as compared to the negative working capital of $971,000 as of December 31, 2000. The $679,000 decrease in working capital over the December 31, 2000 balance is largely attributed to deferred revenue which increased $266,000, an increase in accounts payable, which increased from the $824,000 balance as of December 31, 2000 to the $1,022,000 balance as of December 31, 2001 and the short-term line of credit facility obtained in December 2001 that had a balance of $120,000 as of December 31, 2001. The accounts payable and short-term line of credit facility increase and working capital decrease is largely due to lower sales and slower cash collections due to the recession experienced during the year ended December 31, 2001. The loss resulted in a decline of working capital and adversely affected the Company's ability to pay its vendors on a timely basis. Tight cash flows in the manufacturing marketplace caused by the recession led to the Company incurring significantly higher bad debt expenses than historically experienced.

The Company had total interest bearing debt of $2,197,000 and $1,395,000 as of December 31, 2001 and 2000, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $802,000 during the year ended December 31, 2001, which was made up of a $432,000 increase in the Company's line of credit facility, a $415,000 increase in the Company's term debt, a $34,000 reduction in notes payables and a $11,000 reduction in capital leases. The Company had borrowings of $1,100,000 and $120,000 against its $1,100,000 long-term line of credit and $250,000 short-term line of credit facilities, respectively, as of December 31, 2001. Subsequent to year-end, the maturity date on the $250,000 short-term line of credit facility was extended from March 13, 2002 to January 31, 2003. Subsequent to year-end, approximately $81,000 in notes payables to former shareholders of TekSoft were renegotiated to an interest only note through December 31, 2003. The interest rate on the notes was reduced from 16.5% to a floating rate of prime plus 2.0%. The note holders have the option after January 1, 2003 to convert the note to a three-year note at a fixed rate of interest of prime plus 2.0% at the time of the conversion.

Shareholder's Equity decreased to $8,705,000 as of December 31, 2001 compared to $10,742,000 as of December 31, 2000. The decrease in Shareholder's Equity since December 31, 2000 is attributed to a $2,621,000 loss for the year ended December 31, 2001. The Company received $192,000 of proceeds from the sale of preferred stock, issued common stock for cash and services for $73,000, issued warrants for $172,000, issued contingent shares earned during 2001 of $89,000 and stock options issued for $61,000, which helped to offset the loss incurred for the year ended December 31, 2001. Subsequent to year-end, the Company offered and issued 150,000 units in a private placement to an officer of the Company. Units include one share of Company common stock and one three-year Class A common stock purchase warrant and one five-year Class B common stock purchase warrant and expire in 2005 and 2008, respectively. The units were sold for $.50 per unit. Subsequent to year-end, the Company offered and issued 250,000 units in a private placement to an officer of the Company. Units include one share of Company common stock and one two-year Class D common stock purchase warrant and one three-year Class A common stock purchase warrant and expire in 2004 and 2005, respectively. The units were sold for $.50 per unit.

                                   <Page 16>

The Company invested $1,277,000 in capitalized software for the year ended December 31, 2001. This compares to $1,268,000 for the year ended December 31, 2000. The modest increase during the year ended December 31, 2001 can be mostly attributed to OnCourse incurring twelve months of TekSoft development as compared to only eleven months for the year ended December 31, 2000. The Company continued to make investments in its CAD/CAM and estimating software and Tools4Mfg.com website development, which were $1,118,000, $141,000 and $18,000, respectively, for the year ended December 31, 2001. The Company released CAMWorks 2001 and ProCAM II versions of its CAD/CAM software, versions 9.0 and
9.5 of its estimating software and released from beta its raw material quoting and procurement capabilities on its Tools4Mfg.com websites. The Company believes that the development work done in 2001 related to automatic feature recognition as found in its CAMWorks and ProCAM II CAD/CAM software and the integration of this technology with its estimating software will provide significant revenue opportunities in 2002. The same is true for transaction fees expected from its Tools4Mfg.com website.

The Company also made expenditures for computer equipment and purchased software during the year ended December 31, 2001 of $72,000 compared to the $120,000 for the year ended December 31, 2000. The Company also made expenditures for purchased software of $42,000 that was not fully implemented as of December 31, 2001. Other fixed assets declined from $151,000 as of December 31, 2000 to $132,000 as of December 31, 2001 largely due to a $22,000 disposal of a Company owned vehicle.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using capital provided by sales of common stock through private placement activities. Capital is required in order to supplement lower than expected internally generated cash flows from operations due to the recessionary period experienced during the year ended December 31, 2001 and as projected for the first six months of 2002.

Subsequent to year-end, a shareholder paid the Company the total outstanding note receivable and accrued interest balance of approximately $50,000.

The Company has approximately $130,000 available as of December 31, 2001 under its revolving line of credit facilities. The Company also intends to work with its bank to further extend this short-term line of credit facility as well as increase its $1,100,000 long-term line of credit facility. However, there are no assurances that the bank will extend the Company's short-term line of credit beyond January 31, 2003 nor increase maximum borrowing under the $1,100,000 long-term line of credit facility.

ITEM 7.        FINANCIAL STATEMENTS

The following report and financial statements of the Company are contained on the pages indicated.

       OnCourse Technologies, Inc.                              Page F-1
       Report of Independent Public Accountants                 Page F-2
       Consolidated Balance Sheets                              Page F-3
       Consolidated Statements of Operations                    Page F-5
       Consolidated Statements of Shareholder's Equity          Page F-6
       Consolidated Statements of Cash Flows                    Page F-7
       Notes to Consolidated Financial Statements               Page F-8

                                   <Page 17>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                   <Page 18>

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of OnCourse Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of OnCourse Technologies, Inc. (a Nevada Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OnCourse Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 15, 2002

                                   <Page 19>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2001 and 2000


                           Assets                                 2001          2000
                           ------                               --------      --------

Current Assets:
 Cash                                                         $    76,761   $   200,411
 Accounts Receivable, Less Allowance for Doubtful Accounts
  of $163,054 and $24,889, Respectively                         1,081,189     1,105,908
 Prepaids and Other Assets                                        139,138       306,939
 Deferred Income Tax Asset                                        633,805       389,670
                                                              -----------   -----------
     Total Current Assets                                       1,930,893     2,002,928

Note Receivable from Shareholder                                   48,684        45,041

Capitalized Software, Less Accumulated Amortization
 of $2,558,611 and $1,422,334, Respectively                     5,014,774     4,873,769

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software                        448,998       377,217
 Capital Projects in Process                                       42,357             -
 Furniture, Fixtures and Vehicles                                 131,649       151,471
                                                              -----------   -----------
     Total Property and Equipment                                 623,004       528,688

 Less- Accumulated Depreciation                                  (313,993)     (180,126)
                                                              -----------   -----------
     Net Property and Equipment                                   309,011       348,562

Goodwill, Less Accumulated Amortization of $2,156,755
  and $976,606, Respectively                                    5,978,166     7,256,424

Assembled Workforce, Less Accumulated Amortization                159,762       191,190
  of $60,238 and $28,810, Respectively

Trade Names, Less Accumulated Amortization of $70,278             479,722       516,389
  and $33,611, Respectively

Distribution Network, Less Accumulated Amortization               435,714       521,428
  of $164,286 and $78,572, Respectively

Other Assets                                                      158,829       178,291
                                                              -----------   -----------
     Total Assets                                             $14,515,555   $15,934,022
                                                              -----------   -----------
                                                              -----------   -----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                   <Page 20>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2001 and 2000

      Liabilities and Shareholders' Equity              2001           2000
      ------------------------------------            --------       --------


Current Liabilities:
 Line of Credit                                     $   120,000     $         -
 Current Portion of Long-Term Debt                      113,122          52,318
 Current Portion of Capital Leases                        5,380          13,060
 Accounts Payable                                     1,021,673         823,754
 Accrued Income Taxes                                         -          14,833
 Accrued Commissions                                    109,813          84,210
 Accrued Wages and Other Liabilities                    194,750         207,347
 Notes Payable to Shareholders and Employees            126,821         154,587
 Deferred Revenue                                     1,889,657       1,623,982
                                                    -----------     -----------

     Total Current Liabilities                        3,581,216       2,974,091

Line of Credit                                        1,099,950         787,818

Notes Payable to Shareholders and Employees,                  -           6,757
  Less Current Portion
Long-Term Debt, Less Current Portion                    730,388         375,914
Capital Lease Obligations, Less Current Portion           1,313           4,758

Deferred Income Tax Liability                           397,936       1,042,770

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000
  Shares Authorized, and 18,269,253 and
  17,751,227 Shares Issued and Outstanding,
  Respectively                                           18,269          17,751
 Preferred Stock, No Par Value, 10,000,000 Shares
  Authorized, 192 and 0 Shares Issued and               192,000               -
  Outstanding, Respectively
 Additional Paid-In Capital                          15,256,331      14,662,217
 Warrants                                               628,539         713,886
 Stock Options                                           60,598               -
 Retained Deficit                                    (7,450,985)     (4,651,940)
                                                    -----------     -----------

     Total Shareholders' Equity                       8,704,752      10,741,914
                                                    -----------     -----------

     Total Liabilities and Shareholders' Equity     $14,515,555     $15,934,022
                                                    -----------     -----------
                                                    -----------     -----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                   <Page 21>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2001 and 2000

                                                         2001         2000
                                                       --------     --------


Net Sales                                            $ 4,914,767   $ 5,247,617

Cost of Sales                                          1,903,668     1,699,293
                                                     -----------   -----------

     Gross Profit                                      3,011,099     3,548,324

Selling Expenses                                       2,490,872     2,493,764

Research and Development                                 299,751       323,445

Purchased In-Process Research & Development                    -       270,000

Goodwill and Other Intangibles Amortization            1,333,959     1,091,948

General and Administrative Expenses                    2,105,431     2,142,749
                                                     -----------   -----------

     Operating Loss                                   (3,218,914)   (2,773,582)

Interest Expense                                         120,094       105,235
                                                     -----------   -----------

Loss Before Income Taxes                              (3,339,008)   (2,878,817)

Income Tax Benefit                                       717,766       566,624
                                                     -----------   -----------

     Net Loss                                        $(2,621,242)  $(2,312,193)
                                                     -----------   -----------
                                                     -----------   -----------

Basic and Diluted Loss Per Share                          $(0.15)       $(0.14)
                                                     -----------   -----------
                                                     -----------   -----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 22>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2001 and 2000


                           Common Stock       Preferred Stock
                           ------------       ---------------
                                                                  Additional
                                                                   Paid-in                  Stock     Retained    Stockholders'
                         Shares      Amount   Shares    Amount     Capital     Warrants    Options     Deficit       Equity
                         ------      ------   ------    ------    ----------   --------    -------     -------       ------

Balance, December
  31, 1999             11,850,156    $11,850      -    $      -  $   665,919  $1,864,990   $     -  $(2,066,338)   $   476,421

Shares Issued
  for Acquisition       4,500,060      4,500      -           -   10,750,643           -         -            -     10,755,143
Issuance of
  Common Stock            488,734        489      -           -      925,835           -         -            -        926,324
Issuance of Warrants            -          -      -           -     (220,942)    220,942         -            -              -
Warrants Issued
  as Dividends                  -          -      -           -    1,642,128  (1,368,719)        -     (273,409)             -
Exercise of Warrants        1,071          1      -           -        4,934      (3,327)        -            -          1,608
Contingent
  Shares Earned           911,206        911      -           -      893,700           -         -            -        894,611
Net Loss                        -          -      -           -            -           -         -   (2,312,193)    (2,312,193)
                       ----------    -------    ---    --------  -----------  ----------   -------  -----------    -----------
Balance, December
  31, 2000             17,751,227     17,751      -           -   14,662,217     713,886         -  $(4,651,940)   $10,741,914

Issuance of
  Common Stock            268,627        269      -           -       72,837           -         -            -         73,106
Proceeds for
  Preferred Stock               -          -    192     192,000            -           -         -            -        192,000
Dividends on
  Preferred Stock               -          -      -           -            -           -         -       (2,718)        (2,718)
Issuance of Warrants            -          -      -           -            -     172,293         -            -        172,293
Issuance of Stock               -          -      -           -            -           -    60,598            -         60,598
Options
Warrants Issued
  as Dividends                  -          -      -           -      432,725    (257,640)        -     (175,085)             -
Contingent
  Shares Earned           249,399        249      -           -       88,552           -         -            -         88,801
Net Loss                        -          -      -           -            -           -         -   (2,621,242)    (2,621,242)
                       ----------    -------    ---    --------  -----------  ----------   -------  -----------    -----------
Balance, December
  31, 2001             18,269,253    $18,269    192    $192,000  $15,256,331  $  628,539   $60,598  $(7,450,985)   $ 8,704,752
                       ----------    -------    ---    --------  -----------  ----------   -------  -----------    -----------
                       ----------    -------    ---    --------  -----------  ----------   -------  -----------    -----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 23>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000



                                                        2001          2000
                                                      --------      --------

Cash Flows from Operating Activities:
 Net Loss                                           $(2,621,242)  $(2,312,193)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                    2,609,622     2,145,893
     Loss on Disposal of Property and Equipment           1,795        17,786
     Non-Cash Compensation                                1,275        94,105
     Non-Cash Consulting Services                       401,222       404,493
     Purchased In-Process Research & Development              -       270,000
     Deferred Income Taxes, Net                        (702,058)     (592,264)
     Changes in Current Assets and Liabilities-
      Accounts Receivable                                24,719       (74,297)
      Prepaids and Other Current Assets                 (36,199)      (12,088)
      Accounts Payable                                  197,918       225,747
      Accrued Liabilities                                (4,545)       79,939
      Deferred Revenue                                  265,675       667,565
                                                    -----------   -----------
       Net Cash Provided by Operating Activities        138,182       914,686
                                                    -----------   -----------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs              (1,277,282)   (1,268,185)
 Purchase of Property and Equipment                    (101,630)     (137,593)
 Other Assets                                            19,463      (141,346)
 Acquisition of TekSoft, Inc.                                 -        65,526
                                                    -----------   -----------

       Net Cash Used in Investing Activities         (1,359,449)   (1,481,598)
                                                    -----------   -----------
Cash Flows From Financing Activities:
 Proceeds on Line of Credit, Net                        432,132       604,393
 Proceeds from Long-Term Debt                           500,000       440,000
 Payments on Long-Term Debt and Notes Payable to       (119,246)     (567,396)
   Shareholders and Employees
 Proceeds on Capital Lease Obligation                     2,226        14,100
 Payments on Capital Lease Obligation                   (13,351)      (16,490)
 Proceeds from Stock and Warrant Issuance               107,499       202,727
 Proceeds for Preferred Stock                           192,000             -
 Exercise of Warrants                                         -         1,608
 Increase in Notes Receivable from Shareholder           (3,643)       (3,303)
                                                    -----------   -----------
       Net Cash Provided by Financing Activities      1,097,617       675,639
                                                    -----------   -----------

Net (Decrease) Increase in Cash                        (123,650)      108,727

Cash, Beginning of Year                                 200,411        91,684
                                                    -----------   -----------

Cash, End of Year                                       $76,761      $200,411
                                                    -----------   -----------
                                                    -----------   -----------

The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 24>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Notes to Financial Statements
December 31, 2001 and 2000

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

     Acquisitions and Pro Forma Information-
     --------------------------------------

     Tools4Mfg.com, Inc.-
     ------------------

     During December 2001, OnCourse incorporated Tools4Mfg.com, Inc. ("Tools4Mfg") as a 100% owned subsidiary of OnCourse. Tools4Mfg did not begin operations and has not been funded by the Company as of December 31, 2001.

     TekSoft, Inc.-
     ------------

     On January 31, 2000, OnCourse acquired TekSoft, Inc. ("TekSoft"), for 4,500,060 shares of common stock. In addition, the former shareholders of TekSoft may receive up to 1,500,000 in additional shares over the next five years if sales, as defined in the agreement, increases.

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

                                   <Page 25>

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

     The following unaudited pro forma information presents the results of operations of OnCourse as if the acquisition of TekSoft had taken place on January 1, 2000. The pro forma information includes an adjustment for amortization expense as a result of goodwill and other intangible assets. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations had the acquisition of TekSoft taken place.

                                                         Pro Forma
                                                        Year Ended
                                                     December 31, 2000
                                                        (Unaudited)
                                                     -----------------


     Net Sales                                           $5,513,092
     Net Loss                                            (2,083,194)
     Basic and Diluted Loss Per Share                        $(0.12)

                                   <Page 26>

     CAM Solutions, Inc.-
     ------------------

     In 1999, OnCourse entered into an agreement with the shareholder of CAM Solutions, Inc. ("CAM Solutions") pursuant to which CAM Solutions was acquired as a 100% owned subsidiary of OnCourse. Consideration for the acquisition included the issuance of 150,000 shares of OnCourse stock to the former shareholder of CAM Solutions. In addition, the former shareholder of CAM Solutions may receive up to 150,000 additional shares of OnCourse stock over the next five years if net income, as defined per the agreement, increases. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $50,000, and resulted in goodwill of approximately $32,000.

     Cimtronics, Inc.-
     ---------------

     In 1999, OnCourse entered into an agreement with the shareholder of Cimtronics, Inc. ("Cimtronics") pursuant to which Cimtronics was acquired as a 100% owned subsidiary of OnCourse. Consideration for the acquisition included the issuance of 153,846 shares of OnCourse Stock to the former shareholder of Cimtronics. In addition, the former shareholder of Cimtronics may receive up to 153,846 additional shares of OnCourse stock over the next five years if net income, as defined per the agreement, increases. The acquisition was accounted for using the purchase method of accounting and accordingly the accompanying consolidated financial statements include the results of operations of Cimtronics subsequent to the acquisition date. The purchase price was approximately $625,000, and resulted in goodwill of approximately $591,000.

     OnCourse and its subsidiaries, Micro Estimating, CAM Solutions, Cimtronics, TekSoft and Tools4Mfg are hereafter referred to as the "Company".

     Consolidated Pro Forma for 2000-
     -------------------------------

     The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2000, as if the acquisition of TekSoft had taken place on January 1, 2000. The pro forma information includes an adjustment for amortization expense as a result of goodwill and other intangible assets and the write-off of the purchased in-process research and development as part of the TekSoft acquisition. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations had the acquisition of TekSoft taken place.

                                                                                                Pro Forma
                                                                  TekSoft                        Revised
                                               Consolidated      One Month                     Consolidated
                                                Year Ended         Ended        Pro Forma       Year Ended
                                               December 31,     January 31,    Adjustments     December 31,
                                                   2000            2000          TekSoft           2000
                                               ------------    ------------    -----------     ------------


Net Sales                                      $ 5,247,617       $280,661       $(15,186)      $ 5,513,092
Cost of Sales                                    1,699,293        106,840        (15,186)        1,790,947
                                               -----------       --------       --------       -----------
Gross Profit                                     3,548,324        173,821              -         3,722,145
SG&A                                             4,959,958        120,514              -         5,080,472
Amort. of Goodwill and Other Intangibles         1,091,948              -         91,970         1,183,918
Purchased In-Process R&D                           270,000              -       (270,000)                -
                                               -----------       --------       --------       -----------
Operating (Loss) Income                         (2,773,582)        53,307        178,030        (2,542,245)
Other Expense                                     (105,235)        (2,338)             -          (107,573)
                                               -----------       --------       --------       -----------
(Loss) Income Before Taxes                      (2,878,817)        50,969        178,030        (2,649,818)
Income Tax Benefit                                 566,624              -              -           566,624
                                               -----------       --------       --------       -----------
Net (Loss) Income                              $(2,312,193)       $50,969       $178,030       $(2,083,194)
                                               -----------       --------       --------       -----------
                                               -----------       --------       --------       -----------

                                   <Page 27>

  The adjustments to net sales and cost of sales represent the intercompany sales and purchases between OnCourse and TekSoft during the year ended December 31, 2000. The adjustment for the TekSoft amortization of goodwill and other intangibles line item is comprised of adding one month of amortization expense for the goodwill and other intangible assets resulting from the TekSoft purchase price allocation and the acquisition expenses incurred by the Company. The reduction of in-process research and development was made since the above presentation is as if the acquisition was made as of January 1, 2000 and the $270,000 write-off of the in-process research and development was already reflected in the presentation for the year ended December 31, 2000.

(2)  Nature of Operations-
     --------------------

     The Company develops, produces and or markets computer-aided design/computer-aided manufacturing ("CAD/CAM"), estimating, layout, routing and direct numerical control ("DNC") software for job shops and the machining industry. The Company also operates a business-to-business electronic-commerce service web site to the worldwide metal working community. The principal markets for the Company's software and support services are North America and Europe. For the year ended December 31, 2001, sales in North America and Europe were 76% and 16%, respectively.
     For the year ended December 31, 2000, sales in North America and Europe were 87% and 7%, respectively.

     Sales to one customer totaled approximately 13% and 14% of consolidated net sales, including those sales deferred at December 31, 2001 and 2000, respectively. There were no other customers that had sales greater than 10% of the Company's net sales for the years ended December 31, 2001 and 2000.

(3)  Liquidity-
     ---------

     OnCourse has incurred losses over the last two years and has negative working capital. Based upon its current plans, the Company believes it has sufficient funds and borrowing availability, $130,000 remaining, to meet its operating expenses and capital requirements through fiscal year 2002 and into fiscal year 2003. However, the Company intends to seek such additional funding from equity offerings to existing shareholders or other third parties during 2002. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, borrow under its line of credit or reevaluate its operating plans.

(4)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Basis of Presentation-
          ---------------------

          The consolidated financial statements include the accounts of OnCourse and its wholly owned subsidiaries. All transactions for TekSoft subsequent to the acquisition date are included in the consolidated financial statements. All intercompany transactions and accounts have been eliminated in consolidation.

     (b)  Revenue Recognition-
          -------------------

          Revenue from product sales and related training services is recognized upon customer acceptance and delivery of the product and training services performed provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of December 31, 2001 and 2000 are approximately $709,000 and $684,000, respectively of products which have been delivered and invoiced but for which the Company has not been notified of customer acceptance and training services invoiced but not yet performed.

          Revenues also include separate maintenance fees whereby the Company provides ongoing customer support and product upgrades. Such fees are reflected as deferred revenue and amortized ratably over the term of the maintenance period ranging from 12 to 60 months, which begins after the expiration of free support included with the initial purchase of the software for some of the Company's products.

                                   <Page 28>

          Revenues also include separate transaction fees earned from the Company's business-to-business electronic-commerce service web site. Such fees are based on the transaction's value and commission rate and are recorded as earned.

     (c)  Inventories-
          -----------

          The Company expenses as incurred various materials (compact disks and manuals) and supplies used to produce, package and ship its products. The value of supplies on hand at year-end is not material in relation to the overall financial statements.

     (d)  Software Development Costs-
          --------------------------

          Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software as of December 31, 2001 and 2000 includes software acquired in the acquisition of TekSoft (see Note 1). Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During 2001 and 2000, the Company amortized the capitalized software costs straight-line over three to five years.

          Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred.
          Research and development costs were approximately $300,000 and $323,000 in 2001 and 2000, respectively. In addition, $270,000 of acquired in-process research and development resulting from the TekSoft acquisition was written off as of January 31, 2000.

          Computer software development costs capitalized in 2001 and 2000 were approximately $1,277,000 and $1,268,000, respectively. Amortization expense for the years ended December 31, 2001 and 2001 of approximately $1,136,000 and $921,000, respectively, is included in cost of sales in the consolidated statements of operations.

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

                                   <Page 29>

                                                 2001             2000
                                               --------         --------

          Weighted Average Shares
            Outstanding--Basic EPS            17,996,593       16,379,120
          Incremental Shares from
            Outstanding Warrants                       -           68,490
          Convertible Preferred Shares           320,000                -
          Contingent Shares Earned               160,233          808,170
                                              ----------       ----------
          Weighted Average Shares
            Outstanding--Dilutive EPS         18,476,826       17,255,780
                                              ----------       ----------
                                              ----------       ----------

          For the years ended December 31, 2001 and 2000, the computation of diluted EPS has an antidilutive effect on EPS due to operating losses.

     (g)  Offering Costs-
          --------------

          Costs associated with stock offerings have been recorded as a reduction to shareholders' (deficit) as these costs were netted against the proceeds of the stock offering in the period the costs were incurred. All costs associated with aborted stock offerings have been expensed. There were $0 and $44,000 recorded as a reduction to shareholders' equity for the years ended December 31, 2001 and 2000, respectively.

     (h)  Advertising Costs-
          -----------------

          All advertising costs are expensed the first time the advertising takes place. Advertising expenses for the years ended December 31, 2001 and 2000 were approximately $242,000 and $342,000, respectively.

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

     (k)  Reclassification-
          ----------------

          Certain amounts have been reclassified in the 2000 financial statements to be consistent with the 2001 financial statement presentation.

(5)  Note Receivable from Shareholder-
     --------------------------------

     The note receivable is due from a shareholder of the Company. The note earns interest at 8% and is due on April 15, 2002. (See Note 19.)

(6)  Goodwill and Other Intangibles-
     ------------------------------

     Goodwill consisting of excess of cost over fair value of the assets acquired in the transactions described in Note 1 is being amortized on a straight-line basis over seven years. Goodwill amortization for the years ended December 31, 2001 and 2000 was approximately $1,180,000 and $951,000, respectively. The Company assesses goodwill and other intangibles for impairment annually. Management believes no impairment exists as of December 31, 2001.

                                   <Page 30>

     The purchase price allocation relating to the assets acquired in the January 31, 2000 acquisition of TekSoft resulted in several intangible
     assets:   $220,000 for Assembled Workforce, $550,000 for Trade Names and
     $600,000 for Distribution Network. The amortization of the Assembled Workforce and Distribution Network assets is being provided utilizing the straight-line method over the estimated useful life of seven years. The amortization of the Trade Names asset is on a straight-line basis over the estimated useful life of fifteen years. Total amortization expense relating to these intangible assets for the years ended December 31, 2001 and 2000 was approximately $154,000 and $141,000, respectively.

(7)  New Accounting Pronouncements-
     -----------------------------

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

     Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company anticipates that the application of the nonamortization provisions will increase net income approximately $1,187,000 ($0.07 per diluted share) per year compared to 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

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

(8)  Notes Payable to Shareholders and Employees-
     -------------------------------------------

     As of December 31, 2001 and 2000, the Company has a $5,000 and $10,000, respectively, non-interest bearing demand note payable to one of its shareholders. The Company is accruing interest expense at 7% per year. Interest has not been paid on this note since its inception. Subsequent to year-end, the note was paid.

     As of December 31, 2001, the Company has several notes payable and loans to the former shareholders and employees of TekSoft. The notes bear interest of 16.5% and are payable monthly and mature at various dates through April 2002. These notes are secured by substantially all of TekSoft's property and equipment. The balance of these notes totaled $90,182 and $119,705, as of December 31, 2001 and 2000, respectively. (See Note 19.)

     The Company has an interest only note payable to former TekSoft shareholders and current Company shareholders who loaned money to TekSoft under a line of credit agreement to finance the operations. This note bears an annual interest rate of 16.5% with the interest paid annually. This note totaled $31,639 at December 31, 2001 and 2000. (See Note 19.)

(9)  Lines of Credit-
     ---------------

     The Company has a line of credit agreement with a bank, which provides for borrowings up to $1,100,000. The line of credit is a three-year revolving line of credit agreement due October 9, 2003. The revolving line of credit is limited to a borrowing base calculated as a specified percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime (4.75% at December 31, 2001). The revolving line of credit agreement is classified as long-term debt as no payments are required until the end of the three-year period. (See Note 10.) The debt facility is secured by all assets of the Company and its subsidiaries.

                                   <Page 31>

     The Company has an additional line of credit agreement with a bank, which provides for borrowings up to $250,000 through March 13, 2002. (See Note 19.) The revolving line of credit is limited to a borrowing base calculated as a specified percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime plus 1.0%. The debt facility is secured by all assets of the assets of the Company. Borrowings under the line of credit were approximately $120,000 as of December 31, 2001.

(10) Debt-
     ----

     Long-term debt as of December 31, 2001 and 2000 consists of the following:

                                                           December 31,   December 31,
                                                               2001           2000
                                                           ------------   ------------

      Line of Credit (see Note 9)                           $1,099,950     $  787,818

      Note payable to bank, 8.5% interest, due in monthly
      installments of $6,500 including interest, through
      October 1, 2005, secured by all assets of the
      Company.                                                 348,687        392,414

      Note payable to bank, 8.5% interest, due in monthly
      installments of $7,949 including interest, through
      November 23, 2005, secured by all assets of the
      Company.                                                 482,426              -

      Auto loan, 8.9% interest, due in monthly
      installments of $543 including interest, through
      January 1, 2004, secured by auto                          12,397         17,552


      Auto loan, 8.5%, paid in 2001                                  -         18,266
                                                            ----------     ----------
      Total Long-Term Debt                                   1,943,460      1,216,050

      Less- Current Maturities                                (113,122)       (52,318)
                                                            ----------     ----------

                                                            $1,830,338     $1,163,732
                                                            ----------     ----------
                                                            ----------     ----------

     Approximate principle payments on long-term debt as of December 31, 2001 are as follows:

     2002                     $  113,122
     2003                      1,221,529
     2004                        126,179
     2005                        482,630
     Thereafter                        -

(11) Lease Commitments-
     -----------------

     The Company leases all of its office and warehouse space under operating leases. One of these leases is with a related party (see Note 16) that is renewable in five-year increments for a period of twenty-five years. The Company subleases a portion of this related party lease as office space to other tenants on a year-to-year lease. In addition, the Company also leases automobiles and computer equipment. Total rent expense, net of sublease payments, was approximately $269,800 and $218,600 for the years ended December 31, 2001 and 2000, respectively.

                                   <Page 32>

     Property under capital leases is included in property and equipment as follows:

                                        December 31,   December 31,
                                            2001           2000
                                        ------------   ------------

     Computer Equipment                   $ 27,014       $27,014
     Less- Accumulated Depreciation        (12,651)       (5,897)
                                          --------       -------
     Net Capital Lease Assets             $ 14,363       $21,117
                                          --------       -------
                                          --------       -------

     Approximate minimum annual rental commitments as of December 31, 2001 are as follows:

                                                     Capital      Operating
     For the Year Ending December 31:                Leases         Leases
                                                     -------      ---------

     2002                                            $5,600       $  296,800
     2003                                               700          242,800
     2004                                               610          221,400
     2005                                                 -          189,200
     Thereafter                                           -           94,600
                                                     ------       ----------
     Total Minimum Lease Payments                     6,910       $1,044,800
                                                                  ----------
                                                                  ----------
     Less Amount Representing Interest-                 217
                                                     ------
     Present Value of Minimum Lease Payments         $6,693
                                                     ------
     Current Portion                                 $5,380
                                                     ------
                                                     ------

12)  Warrants-
     --------

     OnCourse Technologies, Inc. ("OnCourse") was incorporated in Nevada on May 28, 1998 as a subsidiary of Innovation International, Inc ("Innovation"). On June 12, 1998, Innovation caused OnCourse to distribute Innovation's 800,000 common shares of OnCourse and 400,000 common stock purchase warrants of OnCourse to Innovation's shareholders as a dividend in-kind.

     The warrants are redeemable for $.05 per warrant only at the discretion of the Company. The warrants originally entitled the holder to purchase on or before December 31, 1999 one share of Company common stock per warrant at an exercise price of $1.50. On December 23, 1999, the expiration date for these common stock purchase warrants was extended to March 31, 2000. On March 27, 2000, the expiration date was extended a second time to September 30, 2000. On September 12, 2000, the expiration date was extended a third time to June 30, 2001. Dividends of approximately $273,000 were recorded for these warrants during the year ended December 31, 2000.

     On June 8, 2001, the expiration date was extended a fourth time to June 30, 2002. Generally accepted accounting principles required that the warrants be classified as equity and accreted to the estimated redemption value based on the terms of the warrants. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. Under the guidelines outlined in FASB No. 123, "Accounting for Stock Based on Compensation," a change in the characteristics of the warrant, such as an extension of the expiration date, triggers a remeasurement point. Each of the extensions resulted in a new measurement date and the incremental value of the warrants was accounted for as a dividend to the shareholders. The incremental value reflected as a dividend was calculated as the difference between the value of the new warrants issued compared to warrants given by the shareholders, i.e., the canceled warrants. The value of the warrants at each measurement point was determined using the Black-Scholes pricing model. A dividend was recorded for approximately $175,000 in June 2001. During the year ended December 31, 2001, none of the 398,824 remaining warrants were exercised.

                                   <Page 33>

     The Company recorded approximately $175,000 and $273,000 in dividends for these warrants during the years ended December 31, 2001 and 2000, respectively.

     The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                             Number of       Weighted-Average
                                             Warrants         Exercise Price
                                             ---------       ----------------

     Balance at December 31, 1999              466,305             $1.61
        Warrants Sold                          283,468              2.25
        Warrants Exercised                      (1,071)             1.50
                                             ---------             -----
     Balance at December 31, 2000              748,702             $1.85
        Warrants Sold                          437,178              1.86
                                             ---------             -----
     Balance at December 31, 2001            1,185,880             $1.85
                                             ---------             -----
                                             ---------             -----

     All warrants are exercisable as of December 31, 2001.


(13)  Stock Options-
      -------------

     Effective January 1, 2001, the Company adopted a Stock Option Plan (the "Plan"). One million shares of the Company's common stock has been reserved for issuance pursuant to the terms of the Plan. Unless earlier terminated by the Board of Directors, the Plan will terminate on December 31, 2010. During the year ended December 31, 2001, the Company granted 589,048 options to employees at an exercise price of $0.65, and which vest over periods ranging from zero to five years and expire December 31, 2010. (See Note 19.)

     During the year ended December 31, 2001, the Company granted 140,000 options to an independent contractor at an exercise price of $0.65, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. As of December 31, 2001, 112,000 of the options were vested. The Company recorded $60,598 of legal and professional expenses for the year ended December 31, 2001.

     During the year ended December 31, 2001, none of the 729,048 stock options were exercised.

14)  Shareholders' Equity -
     ---------------------

     Preferred Stock-
     --------------

     During 2001, an amendment to the Company's Articles of Incorporation was approved to authorize 10,000,000 shares of Preferred Stock without par value. The Board of Directors, without action by the shareholders, shall have the authority to divide the authorized and unissued shares of the Company's Preferred Stock into classes or series and to determine for any such class or series its voting rights and such designations, dividends, preferences, options, conversion rights and other special or relative rights as may be desired. The Company does not have a specific dividend policy for preferred stock. The policy is established as each class or series is created and negotiated by the Company and preferred shareholders. Subsequent to year-end, the Preferred Stock was changed from a no par value to a par value of $0.001 per share.

                                   <Page 34>

     During 2001, the Company entered into a stock purchase agreement with a third-party vendor ("Purchaser"). The agreement provided for the sale of up to 275 shares of non-voting 3% Series A Cumulative Convertible Preferred Stock of the Company without par value. The Purchaser agreed to purchase the shares in blocks of 192 and 83 shares at a stated value of $1,000 per share. During the year ended December 31, 2001, the Company received proceeds of $192,000 for the sale of 192 shares. The Purchaser is obligated over a two-year period to purchase the remaining 83 shares at a price of $1,000 per share upon the Company satisfactorily completing certain conditions spelled out in the agreement. The conditions include the Company opening offices and or distribution channels in three specified geographic locations and maintaining an aged trade payable balance that is less than 90 days past due. The agreement entitles holders of the Series A Preferred Stock cumulative annual dividends at an annual rate of 3%. In the event that the two-year period lapses without the Company fulfilling the conditions stated in the agreement, the Purchaser no longer has an obligation to purchase the remaining 83 shares and the dividend rate on the 192 shares purchased shall increase to an annual rate of 7%. Under the agreement, the Series A Preferred Stock shall rank senior to the Common Stock and all other equity securities of the Company issued and outstanding on or after the first issuance date of any of the Series A Preferred Stock as to distributions and upon liquidation, dissolution or winding up. The holders, at their election, have the right at any time to convert Series A Preferred Stock into shares of Common Stock by converting at the stated value at $.60 per share. Each common stock share resulting from the conversion will be entitled to receive one Class A Warrant and one Class B warrant of the Company. Each Class A warrant will be exercisable at a price of $1.25 per share at any time within three years of the warrant issuance date. Each Class B warrant will be exercisable at a price of $1.25 per share at any time within five years of the warrant issuance date. In addition, the purchaser is entitled to elect one member to the Board of Directors of the Company for so long as any shares of Series A Preferred stock are outstanding. During the year ended December 31, 2001, the Company accrued dividends of $2,718 under this agreement.

     Common Stock-
     ------------

     During 2001, the Company offered and issued on various dates 100,000 units at a $1.00 per unit in a private placement to selected individuals. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $0.85 for each Class A warrant and $0.95 for each Class B warrant and expire in 2004 and 2006, respectively.

     During 2000, the Company offered and issued on various dates Units in a private placement to selected individuals. The units include one share of Company common stock and one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Company issued and sold 118,250 units at $2.00 per unit and 10,000 units at $1.00 per unit during 2000.
     The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $2.85 to $5.19 for each Class A warrant and ranging from $3.16 to $5.56 for each Class B warrant and expire in 2003 and 2005, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.25.

     Transactions With Vendors-
     -------------------------

     During 2001, the Company entered into an agreement and offered and issued 59,323 shares of Company common stock, 59,323 Class A stock purchase warrants and 59,323 Class B stock purchase warrants to a vendor as payment for $91,199 of accounts payable. The Company recorded a reduction to professional fees of $63,586 during under this agreement based on the difference between a conversion price ranging from $1.00 to $2.00 as defined in the agreement and the $0.18 market share price. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.12 to $0.13 for each Class A warrant and $0.16 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common
     stock at an exercise price ranging from $1.75 to $3.00.   The agreement
     with the vendor calls for future hardware and software purchases to be converted at a common stock price of $1.00 and for equal number of Class A and Class B stock purchase warrants at an exercise price of $1.75.

                                   <Page 35>

     During 2001, the Company offered and issued 37,291 shares of Company common stock, 37,291 Class A stock purchase warrants and 37,291 Class B stock purchase warrants as payment of $35,225 for professional services. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.11 to $1.36 for each Class A warrant and $0.14 to $1.45 for each Class B warrant and expire in 2004 and 2006, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from of $1.00 to $3.00.

     During 2001, the Company offered and issued 11,538 shares of Company common stock as payment of $7,500 to a vendor for customer relationship software.

     During 2001, the Company offered and issued 2,000 shares of Company common stock to a vendor as payment of $1,980 in professional services.

     During 2001, the Company offered and issued 21,975 shares of Company common stock, 21,975 Class A stock purchase warrants and 21,975 Class B stock purchase warrants as payment of $21,975 in professional services to two vendors. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.59 to $0.62 for each Class A warrant and $0.69 to $0.70 for each Class B warrant and expire in 2004 and 2006, respectively.

     In May 2000, the Company entered into a twelve-month contract with a professional services firm for consulting services. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. The cost associated with this contract is being amortized over the term of the agreement. This agreement extended in 2001 to February 2002. Approximately $204,000 and $375,000 was amortized during the years ended December 31, 2001 and 2000, respectively. The balance of $21,000 is reflected as a component of Prepaids and Other Assets on the balance sheet as of December 31, 2001.

     During 2000, the Company offered and issued 2,500 shares of Company common stock as payment for $5,000 of outside programming services performed. The market price of the company common stock was $1.01 on the date of issuance. These services were related to software development and were capitalized.

     During 2000, the Company offered and issued 13,484 shares of Company common stock as payment of $26,968 in professional services. In addition to the common stock being issued, 13,484 Class A stock purchase warrants and 13,484 Class B stock purchase warrants were issued. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $5.19 for each Class A warrant and $5.56 for each Class B warrant and expire in 2003 and 2005, respectively.

     Transactions With Employees-
     ---------------------------

     During 2001, the Company offered and issued 1,500 shares of Company common stock to an employee of Micro Estimating Systems, Inc. as a hiring incentive. The Company recorded compensation expense of $1,275 for this transaction.

     During 2000, the Company offered and issued 19,500 shares of Company common stock to the employees of TekSoft, as an incentive to continue employment following the Company's acquisition of TekSoft. The Company offered and issued 5,000 shares of Company common stock to an employee as a hiring incentive. In addition, the Company also awarded another employee 20,000 shares as a part of that employee's compensation package. The Company recorded total compensation expense of $94,105 for these transactions.

                                   <Page 36>

     Contingent Shares-
     -----------------

     On January 31, 2000, the Company acquired TekSoft, Inc. ("TekSoft") for 4,500,060 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the next five years if net sales, as defined in the agreement, increases. During the year ended December 31, 2001, an additional 155,680 shares were issued to the former shareholders of TekSoft at an average value of $0.75 per share. An additional $73,218 was allocated to goodwill. For the year ended December 31, 2000, the net sales increase resulted in an additional 511,206 shares issued to the former shareholders of TekSoft at a value of $1.75 with approximately $895,000 allocated to goodwill.

     Under the terms specified in the purchase agreement with Cimtronics, the former shareholders of Cimtronics may receive up to 153,846 additional shares through 2004 if net profits, as defined in the agreement, increases. For the year ended December 31, 2001, the net profits increase resulted in an additional 93,719 shares issued to the former shareholders of Cimtronics at a value of approximately $0.17 per share and an additional $15,585 was allocated to goodwill. There were no shares earned during 2000 under the purchase agreement net income criteria.

     Consideration for the CAM Solutions acquisition included a provision that the former shareholder of CAM Solutions may receive up to 150,000 additional shares over the next five years if net income, as defined in the agreement, increases. There were no shares earned during 2001 and 2000 under the purchase agreement net income criteria.

     Consideration in the 1998 reverse triangular merger included a provision that the former shareholders of Micro Estimating may receive up to a total of 2,000,000 additional shares through 2003 if certain targeted net sales increases, as defined, are achieved. The targeted increase in net sales, as defined, was not achieved for the year ended December 31, 2001, but was achieved for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, 0 and 400,000 shares, respectively, were allocated to the former shareholders of Micro Estimating. As of December 31, 2001, 1,200,000 of the 2,000,000 additional shares have been allocated to the former shareholders of Micro Estimating since the merger.

15) Supplemental Disclosure of Cash Flow Information-
    ------------------------------------------------

                                                              Years Ended
                                                              December 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
    Approximate Cash Paid for:
      Interest                                            $142,600    $122,500
      Income Taxes                                             100       4,500

    Noncash Transactions:
      Capital Leases                                             -      14,100
      Compensation to Employees                              1,300      94,100
      Warrants Issued as Dividends                         175,100     273,400
      Preferred Stock Dividends                              2,700           -
      Common Stock Issued for Services (see Note 14)       137,400     404,500
      Common Stock Issued for Software (see Note 14)         7,500           -
      Stock Options Issued for Services (see Note 13)       60,600           -


16)  Related Party Transactions-
     --------------------------

     Certain owners and employees of the Company have notes and loans with the Company (see Note 8).

     A building that the Company leases is owned and operated by a partnership, consisting of two former principal owners of a subsidiary (and current Company shareholders) and a previous employee of the subsidiary (see Note
     11). The lease expense, net of sublease, was $162,600 and $126,200 for the years ended December 31, 2001 and 2000, respectively.

                                   <Page 37>

     The Company also has a consulting agreement with a shareholder to provide expert advice to the Company concerning business strategies. The agreement became effective December 1, 1999 and expires December 1, 2004. The Company expenses $4,167 per month for these services with a total expense of $50,000 recorded for each of the years ended December 31, 2001 and 2000. Approximately $17,000 and $67,000 is recorded as a component of Accounts Payable on the balance sheets as of December 31, 2001 and 2000, respectively.

17)  Income Taxes-
     ------------

     The provision for income taxes for the years ended December 31 consists of:

                                                   2001             2000
                                                 --------         --------
     Current-
        Federal                                $(1,383,906)     $(1,106,110)
        State                                     (227,309)        (232,885)
                                               -----------      -----------
           Total Current                        (1,611,215)      (1,338,995)

     Deferred Income Taxes                         893,449          772,371
                                               -----------      -----------

           Total Income Tax Benefit            $  (717,766)     $  (566,624)
                                               -----------      -----------
                                               -----------      -----------

     A  reconciliation  of  the  statutory  Federal  income  tax  rate  to   the
     consolidated effective income tax rate is as follows:

                                                                   Years Ended
                                                                   December 31,
                                                                ----------------
                                                                 2001      2000
                                                                ------    ------

     Statutory Federal Income Tax Rate                           (35)%     (35)%
     State Income Taxes, Net of Federal Income Tax Benefit        (5)       (5)
     Goodwill Amortization                                        13        12
     Other                                                         5         8
                                                                 -----     -----
     Effective Income Tax Rate                                   (22)%     (20)%
                                                                 -----     -----
                                                                 -----     -----

     Temporary differences, which give rise to the deferred income tax asset and liability at December 31, are as follows:

                                                          2001         2000
                                                        --------     --------

     Deferred Revenue                                 $   542,474   $   359,452
     Other                                                 91,331        30,218
                                                      -----------   -----------
           Current Deferred Income Tax Asset              633,805       389,670

     Capitalized Software Costs                        (2,089,951)   (1,988,049)
     Book Versus Tax Depreciation Methods                 (28,029)      (31,829)
     Net Operating Loss Carryforwards                   1,784,541     1,073,877
     Other                                                (64,497)      (96,769)
                                                      -----------   -----------
           Long-Term Deferred Income Tax Liability       (397,936)   (1,042,770)
                                                      -----------   -----------
           Net Deferred Income Tax Asset (Liability)  $   235,869   $  (653,100)
                                                      -----------   -----------
                                                      -----------   -----------

     The Company generated net operating losses ("NOL") of approximately $1,640,000 and $1,683,000 in 2001 and 2000, respectively. The Company also acquired net operating losses of approximately $753,000 relating to the acquisition of TekSoft. The annual use of the NOL carryforwards acquired with TekSoft is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986. These NOL carryforwards will expire at various dates beginning in 2018 through 2020. As of December 31, 2001, the Company has remaining NOL carryforwards of approximately $3,068,000 available for future use against Federal and State income tax liabilities.

                                   <Page 38>

18)  Deferred Savings Plan-
     ---------------------

     Effective April 1, 2001, the Company implemented a 401(k) deferred savings plan with discretionary profit sharing and matching features covering substantially all employees of the Company. This plan replaced the TekSoft 401(k) deferred savings plan. There were no matching contributions under the plan for the year ended December 31, 2001.

     TekSoft, through March 31, 2001, had a 401(k) deferred savings plan with a discretionary matching feature covering substantially all employees of TekSoft. During the years ended December 31, 2001 and 2000, none of the employee's contributions to the plan were matched by the Company.

(19) Subsequent Events-
     -----------------

     In May 2002, the Company changed its Preferred Stock from no par value to a par value of $0.001 per share.

     In April 2002, the Company offered and issued 250,000 units in private placements to an individual deemed financially capable of making the investment. Units include one share of Company common stock and one two-year Class D common stock purchase warrant and one three-year Class A common stock purchase warrant and expire in 2004 and 2005, respectively. The units were sold for $0.50 per unit. The exercise price for the Class D warrant was $0.65. The exercise price for the Class A warrant was $0.85. The Company estimated the value of the warrants to be $0.22 for each Class D warrant and $0.25 for each Class A warrant.

     In March 2002, the Company offered and issued 150,000 units in a private placement to an officer of the Company. Units include one share of Company common stock and one three-year Class A common stock purchase warrant and one five-year Class B common stock purchase warrant and expire in 2005 and 2008, respectively. The units were sold for $0.50 per unit. The exercise price for the Class A warrant was $0.75. The exercise price for the Class B warrant was $1.00. The Company estimated the value of the warrants to be $0.21 for each Class A warrant and $0.23 for each Class B warrant.

     In 2002, the Board of Directors authorized 250,000 stock options for distribution in 2002 at a grant price of $0.37 for the benefit of current employees with 50,000 reserved for new employees. The vesting period will be five years or less based on the years of service performed by the employee. The options will expire December 31, 2010.

     In March 2002, the bank extended the $250,000 line of credit agreement due March 13, 2002 to January 31, 2003.

     In March 2002, a shareholder paid the Company the outstanding note receivable and accrued interest.

     In March 2002, approximately $80,700 in notes payables to former shareholders of TekSoft were renegotiated to interest only notes through December 31, 2003. The interest rate on the notes was reduced from 16.5% to a floating rate of prime plus 2.0%. The note holders have the option after January 1, 2003 to convert the note to a three-year note at a fixed rate of interest of prime plus 2.0% at the time of the conversion.

                                   <Page 39>

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of the Company currently consists of six members. The current members of the Board of Directors and the executive officers of the Company are:

                                                                                           DIRECTOR    TERM
NAME                     POSITION(S) HELD WITH THE COMPANY                            AGE    SINCE   EXPIRES

Bernard A. Woods, III    Chairman, Director, Chief Executive Officer and
                         Secretary/Treasurer of OnCourse and Micro Estimating         47     1999      2002

Charles W. Beyer         Director and President of OnCourse and Micro Estimating      50     1999      2002

Kevin L. Bork            Director of OnCourse, and President, Secretary and
                         Treasurer of CAM Solutions                                   42     1999      2002

Craig M. Hoffmann        Vice President - Product Development of Micro Estimating     35       -        -

Michael Zaworski         President of Cimtronics                                      59       -        -

Gary L. Fulton           Director of OnCourse, and President of TekSoft               50     2000      2002

Scott R. Fulton          Vice President of TekSoft                                    44       -        -

Sky Carver               Director of OnCourse, and Consultant to TekSoft              45     2000      2002

William C. Brown         Chief Financial Officer of OnCourse and Micro Estimating     42       -        -

Manu Parpia              Director of OnCourse                                         51     2001      2002

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

The following is a brief description of the business experience of the directors and executive officers of the Company:

BERNARD A. WOODS, III
Chairman, CEO, Secretary and Treasurer of OnCourse since 1998 and CEO of Micro Estimating since 1997: In 1988 he purchased Micro Estimating from its founder. From 1981 to 1994 he was Owner and officer of a precision machine shop located in Pennsylvania.

CHARLES W. BEYER
President of OnCourse since 1998 and President of Micro Estimating since 1997:
Hired by Micro Estimating as General Sales Manager in September 1989; promoted to V.P., General Manager 1990, promoted to President 1997. From 1981 - 1989 employed as sales and service manager for midsize manufacturing firms.

                                   <Page 40>

KEVIN L. BORK
President of Cam Solutions since 1989: Founded Cam Solutions as a start-up in 1989 to $600,000 in sales.

CRAIG M. HOFFMANN
VP - Product Development of Micro Estimating since 1998: Employee of Micro Estimating since 1986.

MICHAEL ZAWORSKI
President of Cimtronics since 1993: Founded Cimtronics as a start-up in 1993 to $900,000 in sales.

GARY L. FULTON
President of TekSoft, Inc. since 1982: Founded TekSoft, Inc. in 1982. Prior to founding TekSoft, he was system manager of a large southwestern manufacturer.

SCOTT R. FULTON
Vice President of TekSoft, Inc. since 1982: Co-founder of TekSoft in 1982. Currently a senior programmer, systems analyst and product strategist.

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

WILLIAM C. BROWN, CPA
Chief Financial Officer of OnCourse and Micro Estimating since February 2000:
Over the last five years, he was Controller of Howard Johnson's Enterprises, Inc. (1990 to 1997), a $32 million formulator of lawn and garden and ice melter products distributed throughout the U.S., and most recently, the Chief Financial Officer of Herker Industries, Inc. (1997 to 2000), a $25 million precision metal turning and assembly company. Manages all financial, treasury, risk and benefits administration for the Company including the subsidiaries' financial systems and activities.

MANU PARPIA
Director of OnCourse: Managing Director since 1994 of Geometric Software
Solutions Co. LTD (GSSL), a public company headquartered in India.   GSSL has
software development centers in Mumbai and Pune, India, sales and marketing headquarters in Nashua, NH, and sales offices in Germany and Japan. He has over 23 years in the engineering industry including 16 years in the CAD/CAM industry. His areas of specialization include international marketing and business development, business strategy and commercialization of technology.

BOARD COMMITTEES

The Board of Directors presently has no standing committees. The Board acts as a whole on all matters coming before it.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company's equity securities on Form 4 or 5. The rules promulgated by the SEC under section 16(a) of the 1934 Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to section 16(a). Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company's directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% stockholders have filed with the SEC on a timely basis all reports required to be filed under section 16(a) of the 1934 Act, except that Bernard A. Woods, III filed a late Form 3 in April 2001 and a late Form 4 to report transactions during June 2001, Charles W. Beyer filed a late Form 3 in May 2001 and a late Form 5 to report a stock option grant in 2001, Gary L. Fulton filed a late Form 3 in May 2001 and a late Form 4 to report a transaction during June 2001, Scott R. Fulton filed a late Form 3 in May 2001 and a late Form 4 to report a transaction during June 2001, Kevin L. Bork has not filed a Form 3 or a Form 5 to report a stock option grant in 2001, Manu Parpia has not filed a Form 3 and William C. Brown filed a late Form 3 in May 2001 and a late Form 5 to report a stock option grant in 2001.

                                   <Page 41>

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the paid or granted compensation to the Chief Executive Officer and President of the Company as well as other executive officers of the Company and its subsidiaries whose annual pay equals or exceeds $100,000 (the "named executive officers"). There are no other executive officers of the Company or its subsidiaries that had an aggregate salary and bonus that will or have exceeded $100,000 in fiscal years ended December 31, 2001 and 2000.

SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                         ANNUAL COMPENSATION                 COMPENSATION
                                        -------------------------------------------------    ------------
                                                                                OTHER         SECURITIES
                                                 ANNUAL                         ANNUAL        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY    BONUS (1)<F3>     COMPENSATION     OPTIONS (#)    COMPENSATION
---------------------------             ----     ------    -------------     ------------     -----------    ------------

Bernard W. Woods, III                   2001     $76,200          -          $10,930 (2)<F4>     10,939      $7,470 (3)<F5>
Director, Chairman, CEO and             2000      61,100          -           10,000 (2)<F4>          -           -
Secretary Treasurer of OnCourse
and Micro Estimating

Charles W. Beyer                        2001     125,100          -                -             17,699
Director and President of               2000     106,000     $2,500 (1)<F3>        -                  -           -
OnCourse and Micro Estimating

Gary L. Fulton                          2001     120,556          -                -             18,975           -
Director and President of TekSoft       2000     123,340          -                -                  -           -

Michael Zaworski                        2001     120,333          -                -             18,149           -
President of Cimtronics, Inc.           2000     117,996          -                -                  -           -

(1)<F3> Mr. Beyer received a general bonus of $2,500 along with other Micro Estimating employees for the their efforts for the year ended December 31, 2000.

(2)<F4> For 2000, consists of $9,132 for personal use portion of a Company leased vehicle and related gasoline and miscellaneous maintenance expenses, and $868 for miscellaneous other personal expenses. For 2001, consists of $10,930 for personal use portion of a Company leased vehicle and related gasoline and miscellaneous maintenance expenses.

(3)<F5> For 2001, consists of $7,470 for term life and health insurance premiums paid by the Company whereby Mr. Woods, III and/or family members are beneficiaries.

In addition to the foregoing, the Company and subsidiaries may adopt incentive plans in the future for their key employees.

COMPENSATION OF DIRECTORS

The Company presently does not compensate its Board of Directors for any services provided as a director. However, Mr. Sky Carver, Director, has a consulting agreement for business advisory services to TekSoft that was entered into prior to the Company acquiring TekSoft and prior to his appointment as
director of the Company.   The agreement, which became effective on December 1,
1999 and expires December 1, 2004, provides for the payment by the Company of $4,167 per month for these services.

STOCK OPTIONS

Options granted during 2001. The Company adopted a stock option plan for its employees effective January 1, 2001. The Company filed a Form S-8 registration with the Securities Exchange Commission for this plan on May 11, 2001 and is referenced in Part III, Item 13. "INDEX TO EXHIBITS", Exhibit No. 10(i). The following table provides certain information regarding stock options granted to the named executive officers of the Company during the year ended December 31, 2001.

                                   <Page 42>

                            NUMBER OF          % OF TOTAL
                           SECURITIES         OPTIONS/SARS
                           UNDERLYING          GRANTED TO
                          OPTIONS/SARS        EMPLOYEES IN         EXERCISE            EXPIRATION
NAME                   GRANTED (#) (1)<F6>        2001          PRICE ($/SHARE)           DATE
----                   -------------------        ----          ---------------           ----
Bernard A. Woods, III        10,939               1.50%              $0.65         December 31, 2010
Charles W. Beyer             17,699               2.43               $0.65         December 31, 2010
Gary L. Fulton               18,975               2.60               $0.65         December 31, 2010
Michael Zaworski             18,149               2.49               $0.65         December 31, 2010

(1)<F6> The options vest 20% each year based on each employee's anniversary date and years of service. The options listed above are 100% vested as each executive has over five years of service.

Option Values as of December 31, 2001. The following table provides certain information regarding the value of unexercised options held by the named executive officers as of December 31, 2001. No named executive officer exercised any options during the year ended December 31, 2001.

               AGGREGATED OPTION VALUES AS OF DECEMBER 31, 2001
               ------------------------------------------------

                          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                         UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                OPTIONS             AS OF DECEMBER 31, 2001 ($)
                      AS OF DECEMBER 31, 2001 (#)    EXERCISABLE/UNEXERCISABLE
NAME                   EXERCISABLE/UNEXERCISABLE              (1)<F7>
----                  ---------------------------   ---------------------------
Bernard A. Woods, III          10,939 / 0                     $0 / $0
Charles W. Beyer               17,699 / 0                      0 / 0
Gary L. Fulton                 18,975 / 0                      0 / 0
Michael Zaworski               18,149 / 0                      0 / 0

(1)<F7> Calculated based on closing sale price of $0.36 per share on December 31, 2001.

EMPLOYMENT AGREEMENTS

On December 4, 2000, the Company entered into an employment agreement with Charles W. Beyer, which terminates April 30, 2004. Pursuant to the employment agreement, Mr. Beyer will receive a base salary of $125,000 commencing on the February 9, 2001 pay date. The employment agreement with Mr. Beyer provides that the executive officer is eligible to participate in medical, health, dental, disability and life insurance policies. Pursuant to the employment agreement, Mr. Beyer has agreed not to compete with the Company during employment and for the greater of twelve months following termination for any reason or the period remaining on the initial employment term, and has agreed to maintain the confidentiality of the Company's proprietary information and trade secrets. The employment agreement provides that if the executive officer's employment is terminated by the Company without "cause" or by the executive officer for "good reason," the executive officer will be entitled to continuation of his then effective base salary for a period equal to the remainder of the initial term or for six months if termination occurs after an extension beyond the initial term.

On September 30, 1999, the Company and Cimtronics, Inc. entered into an employment agreement with E. Michael Zaworski, which terminates September 30, 2004. Pursuant to the employment agreement, Mr. Zaworksi will receive a base salary of $100,000 commencing on the October 15, 1999 pay date. The employment agreement with Mr. Zaworski provides that the executive officer is eligible to participate in medical, health, dental, disability and life insurance policies. Pursuant to the employment agreement, Mr. Zaworski has agreed not to compete with the Company during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of the Company's proprietary information and trade secrets. The employment agreement provides that if the executive officer's employment is terminated by the Company, the executive officer will be entitled to the compensation earned by him prior to the date of termination as provided in this agreement computed pro-rata up to and including such date.

                                   <Page 43>

On January 10, 2000, the Company and TekSoft, Inc. entered into an employment agreement with Gary L. Fulton, which terminates January 31, 2004. Pursuant to the employment agreement, Mr. Fulton will receive a base salary of $125,000 commencing on the January 15, 2000 pay date. The employment agreement with Mr. Fulton provides that the executive officer is eligible to participate in medical, health, dental, disability and life insurance policies. Pursuant to the employment agreement, Mr. Fulton has agreed not to compete with the Company during employment and for the greater of twelve months following termination for any reason or the period remaining on the initial employment term, and has agreed to maintain the confidentiality of the Company's proprietary information and trade secrets. The employment agreement provides that if the executive officer's employment is terminated by the Company without "cause" or by the executive officer for "good reason," the executive officer will be entitled to continuation of his then effective base salary for a period equal to the remainder of the initial term or for six months if termination occurs after an extension beyond the initial term.

On January 10, 2000, the Company and TekSoft, Inc. entered into an employment agreement with Scott R. Fulton, which terminates January 31, 2004. Pursuant to the employment agreement, Mr. Fulton will receive a base salary of $100,000 commencing on the January 15, 2000 pay date. The employment agreement with Mr. Fulton provides that the employee is eligible to participate in medical, health, dental, disability and life insurance policies. Pursuant to the employment agreement, Mr. Fulton has agreed not to compete with the Company during employment and for the greater of twelve months following termination for any reason or the period remaining on the initial employment term, and has agreed to maintain the confidentiality of the Company's proprietary information and trade secrets. The employment agreement provides that if the employee's employment is terminated by the Company without "cause" or by the employee for "good reason," the employee will be entitled to continuation of his then effective base salary for a period equal to the remainder of the initial term or for six months if termination occurs after an extension beyond the initial term.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, the authorized capital stock of the Company consists of fifty million (50,000,000) shares of common stock, par value one tenth of a cent ($.001) per share, of which 18,269,253 shares are validly issued, fully paid, non-assessable and outstanding and none of which are issued in violation of the preemptive rights of any shareholder.

In addition, pursuant to acquisition agreements, the Company had reserved three million eight hundred three thousand eight hundred forty six (3,803,846) shares of its voting common stock for issuance to management shareholders if defined revenue and profit goals are attained. Of these shares, 249,399 and 911,206 shares were earned in the years ended December 31, 2001 and 2000, respectively,
after attaining defined revenue goals.    The acquisition agreement that the
Company has with each of its subsidiaries, TekSoft, Cimtronics, CAM and Micro Estimating, contains a change in control provision that causes the Company to issue additional shares of common stock to the former subsidiary shareholders should a change in control occur in the Company or that subsidiary.

The following table sets forth, as of December 31, 2001, the beneficial ownership of the Company's outstanding shares of Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director of the Company, (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. The following table also includes stock options that were vested as of March 1, 2002. The Company adopted a stock option plan effective January 1, 2001. Please refer to the Company's Form S-8 filed with the Commission on May 11, 2001 and the stock option plan found in Part III, Item 13, "Index to Exhibits", Exhibit 10(i).

                                                                                                   AMOUNT AND
                                                                                                   NATURE OF
NAME OF BENEFICIAL                                                                                 BENEFICIAL       PERCENT OF
OWNER AND ADDRESS                         RELATIONSHIP                                             OWNERSHIP          CLASS
-----------------                         ------------                                             ---------        ----------
Bernard A. Woods, III (1)<F8>, (7)<F14>   Director and Chairman of OnCourse and Chief               6,228,107         34.07%
                                          Executive Officer, Secretary and Treasurer of            Direct and
                                          OnCourse and Micro Estimating                              Indirect
Charles W. Beyer (1)<F8>, (8)<F15>        Director of OnCourse and President of OnCourse and        3,237,299         17.70%
                                          Micro Estimating                                         Direct and
                                                                                                     Indirect
Gary L. Fulton (2)<F9>, (9)<F16>          Director of OnCourse and President of TekSoft             2,655,220         14.52%
                                                                                                       Direct
Scott R. Fulton (2)<F9>, (10)<F17>        Vice President of TekSoft                                 1,977,552         10.82%
                                                                                                       Direct
Craig M. Hoffmann (1)<F8>, (11)<F18>      Vice President-Product Development of Micro               1,044,928          5.70%
                                          Estimating                                                   Direct
Michael Zaworski (3)<F10>, (12)<F19>      President of Cimtronics                                     273,856          1.50%
                                                                                                       Direct
Kevin L. Bork (4)<F11>, (13)<F20>         Director of OnCourse, and President, Secretary and          158,451          0.87%
                                          Treasurer of CAM Solutions                                   Direct

                                   <Page 44>

William C. Brown (1)<F8>, (14)<F21>       Chief Financial Officer of OnCourse and Micro                19,590          0.11%
                                          Estimating                                                   Direct

Sky Carver (5)<F12>                       Director of OnCourse and consultant to TekSoft              667,053          3.65%
                                                                                                       Direct
Manu Parpia (6)<F13>                      Director of OnCourse                                              0          0.00%
                                                                                                       Direct
Total Presented Above                     Officers and Directors as a Group (10 persons)           16,262,056         88.19%
                                                                                                       Direct

The address and vested stock options for each individual set forth above is noted below:

(1)<F8>   OnCourse Technologies, Inc. and Micro Estimating Systems, Inc., 3106
          S. 166th Street, New Berlin, WI  53151.
(2)<F9>   TekSoft, Inc., 16121 North 78th Street, Scottsdale, AZ  85260
(3)<F10>  Cimtronics, Inc., 7434 E. Stetson Dr., Suite C-165, Scottsdale, AZ
          85251
(4)<F11> Cam Solutions, Inc., 1621 E. 79th Street, Suite 134, Bloomington, MN 55425
(5)<F12>  220 Daisy Lane, Soldotna, AK  99669
(6)<F13> Geometric Software Solutions Co. Ltd., Godrej Bhavan, 4A Home Street, Fort, Mumbai-400 001, India
(7)<F14> Includes 5,217,168 direct shares and 1,000,000 indirect shares that are split equally between two children. Includes 10,939 shares of Common Stock subject to vested stock options.
(8)<F15> Includes 3,069,600 direct shares and 150,000 indirect shares that are split equally between three children. Includes 17,699 shares of Common Stock subject to vested stock options.
(9)<F16> Includes 18,975 shares of Common Stock subject to vested stock options.
(10)<F17> Includes 15,188 shares of Common Stock subject to vested stock options.
(11)<F18> Includes 58,945 shares of Common Stock subject to vested stock options.
(12)<F19> Includes shares jointly owned with Sherri Zaworski and their combined 26,291 shares of Common Stock subject to vested stock options.
(13)<F20> Includes 8,451 shares of Common Stock subject to vested stock options.
(14)<F21> Includes 14,590 shares of Common Stock subject to vested stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an Agreement, the Company may be obligated to issue up to 2 million (2,000,000) shares combined of its voting Common Stock as contingent consideration to Bernard A. Woods, III and Charles W. Beyer should Net Sales increase in any of the five years immediately subsequent to the merger. See Exhibit No. 8(a) "Agreement and Plan of Reorganization dated July 23, 1998 by and among the Company, Micro Estimating, Frank G. Wright, Bernard A. Woods, III and Charles W. Beyer" for details of this agreement incorporated by previous submission with the Company's 10-SB registration statement dated October 31, 2000. Per the Agreement, Messrs. Woods and Beyer could receive up to an aggregate of four hundred thousand 400,000 (split 70% and 30% respectively) shares of the Company's voting Common Stock in each year. Such contingent stock grants are in accordance with the following schedule: One hundred thousand 100,000 shares if such increase is seven percent (7%) or more but less than ten percent (10%); one hundred fifty thousand (150,000) shares if such increase is ten percent (10%) or more but less than fifteen percent (15%); and two hundred thousand (200,000) shares if such increase is fifteen percent (15%) or more. Messrs. Woods III and Beyer combined have earned 0 shares for the year ended December 31, 2001 and 400,000 shares for each of the years ended December 31, 2000 and 1999.

Pursuant to an Agreement, the Company may be obligated to issue up to one hundred fifty thousand (150,000) shares of the Company's voting Common Stock as contingent consideration to Kevin Bork. In the event that CAM Solutions, Inc., has Net Profits in any of the five years immediately subsequent to the merger. Kevin Bork will receive one (1) share of the Company's voting common stock for each two ($2.00) dollar of Net Profits, up to an aggregate of one hundred fifty thousand (150,000) shares. See Exhibit No. 8(b) "Agreement and Plan of Reorganization dated December 30, 1998 by and among the Company, CAM Solutions and Kevin Bork" for details of this agreement. There were no shares earned during 2001, 2000 or 1999 under the purchase agreement's net income criteria.

Pursuant to an Agreement, the Company may be obligated to issue up to one hundred fifty three thousand eight hundred forty six (153,846) shares of the Company's voting Common Stock as contingent consideration to E. Michael Zaworski and Sherri G. Zaworski in the event that certain future annual profit goals are met. See Exhibit No. 8(c) "Agreement and Plan of Reorganization dated September 30, 1999 by and among the Company, Cimtronics, E. Michael Zaworski and Sherri G. Zaworski" for details of this agreement. There were 93,719 shares earned during 2001 and no shares earned during 2000 or 1999 under the purchase agreement's net income criteria.

                                   <Page 45>

Pursuant to an Agreement, the Company may be obligated to issue up to one million five hundred thousand (1,500,000) shares of the Company's voting Common Stock as contingent consideration to former shareholders of TekSoft combined during the next five years if certain revenue growth is achieved from TekSoft's CAM products. See Exhibit No. 8(d) "Agreement and Plan of Reorganization dated January 10, 2000 by and among the Company, TekSoft, and Gary F. Fulton" for details of this agreement. There were 155,680 and 511,206 shares earned during 2001 and 2000, respectively, under the purchase agreement's net revenue criteria.

The Company and its subsidiaries had outstanding notes payables to employees and executive officers with an approximate total balance of $126,800 and $161,300
for the years ended December 31, 2001 and 2000, respectively.   Subsequent to
year-end, approximately $80,700 in notes payables to former shareholders of TekSoft were renegotiated to a twenty-four month interest only note effective January 1, 2002. The $80,700 of notes payable included $69,913 for Gary F. Fulton, President of TekSoft and director of OnCourse. The interest rate on the notes was reduced from 16.5% to a floating rate of prime plus 2.0%. The new maturity date on the note is December 31, 2003 with the principal due at that time. The note holders have the option anytime after January 1, 2003 to convert the note to a three-year note at a fixed rate of interest of prime plus 2.0% at the time of the conversion. These notes will be classified as long-term debt. The terms for the remaining $46,100 in notes remain unchanged.

One of the Company's subsidiaries, TekSoft, leases office space from a company that is owned by Gary F. Fulton, President of TekSoft and director of OnCourse and Scott R. Fulton, Vice President of TekSoft along with a former TekSoft employee. Effective July 1, 2001, the monthly rent amount is $15,767. The net rent expensed during the year ended December 31, 2001 was approximately $162,600.

Mr. Sky Carver, Director, has a consulting agreement for business advisory services to TekSoft that was entered into prior to the Company acquiring
TekSoft.   The agreement, which became effective on December 1, 1999 and expires
December 1, 2004, expenses $4,167 per month for these services.

                                   <Page 46>

                                    PART III
                                    --------

Item 13.       INDEX TO EXHIBITS
               -----------------

Exhibit No. Page Number       Description
-----------------------       -----------

    3(a)            **<F23>   Articles of Incorporation of the Company

    3(b)            **<F23>   Bylaws of the Company

    3(c)            50        Certificate   of   Amendment   to   Articles    of
                              Incorporation of OnCourse Technologies, Inc. dated
                              October 28, 1999.

    3(d)            53        Certificate   of   Amendment   to   Articles    of
                              Incorporation of OnCourse Technologies, Inc. dated
                              May 1, 2002.

    3(e)            55        Certificate of  Designation,  Powers,  Preferences
                              and Rights  of the  Series of  Preferred Stock  of
                              OnCourse Technologies,  Inc. to  be Designated  3%
                              Series A Cumulative Convertible Preferred Stock dated May 1, 2002.

   10(a)            **<F23>   Agreement and  Plan of  Reorganization dated  July
                              23, 1998 by and among the Company, Micro, Frank G.
                              Wright, Bernard A. Woods, III and Charles W. Beyer
                              (Exhibit 8(a))

   10(b)            **<F23>   Agreement  and   Plan  of   Reorganization   dated
                              December 30, 1998  by and among  the Company,  CAM
                              Solutions and Kevin L. Bork (Exhibit 8(b))

   10(c)            **<F23>   Agreement  and   Plan  of   Reorganization   dated
                              September 30, 1999 by and among the Company, Cimtronics, E. Michael Zaworski and Sherri G.
                              Zaworski (Exhibit 8(c))

   10(d)            **<F23>   Agreement and Plan of Reorganization dated January
                              10, 2000 by and  among the Company, TekSoft,  Inc.
                              and Gary F. Fulton (Exhibit 8(d))

   10(e)            60        Employment  Agreement  By  and  Between   OnCourse
                              Technologies, Inc. as the Employer and Charles  W.
                              Beyer as the Employee dated December 4, 2000

   10(f)            71        Employment Agreement  By and  Between  Cimtronics,
                              Inc., as the Employer and E. Michael Zaworski as the Employee, dated September 30, 1999

   10(g)            80        Employment Agreement By and Between TekSoft, Inc.,
                              as  the  Employer  and  Gary  L.  Fulton  as   the
                              Employee, dated January 10, 2000

   10(h)            90        Employment Agreement By and Between TekSoft, Inc.,
                              as the Employer and Scott R. Fulton as the Employee, dated January 10, 2000

   10(i)             *<F22>   Stock Option Plan Effective January 1, 2001.

   10(j)           100        Revolving Credit Agreement dated October 9, 2000

   10(k)           108        Loan Agreement dated August 23, 2001

   10(l)           112        Business Note dated October 9, 2000

   10(m)           114        Business Note dated August 23, 2001

   10(n)           116        Business Note dated December 13, 2001

   21              118        Subsidiaries of the registrant

   23              119        Consent of Arthur Andersen LLP

   99              120        Letter to Commission Pursuant to Temporary Note 2T
                              to Item 310 of Regulation S-B

                                   <Page 47>

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

*<F22> Incorporated by reference to the Company's Form S-8 filed with the Commission on May 11, 2001.

**<F23> Incorporated by reference to the Company's Form 10-SB filed with the Commission on October 23, 2000.

                                   <Page 48>

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May 2002.


          ONCOURSE TECHNOLOGIES, INC.

          By:  /s/Bernard A. Woods, III                5/10/02
               ------------------------------          -------
               Bernard A. Woods, III                    Date
               Chief Executive Officer, Secretary, Treasurer, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By:  /s/Bernard A. Woods, III                5/10/02
               ------------------------------          -------
               Bernard A. Woods, III                    Date
               Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)


          By:  /s/Charles W. Beyer                     5/10/02
               ------------------------------          -------
               Charles W. Beyer                         Date
               President, Director


          By:  /s/William C. Brown                     5/10/02
               ------------------------------          -------
               William C. Brown                         Date
               Chief Financial Officer
               (Principal Financial and Principal Accounting Officer)

          By:  /s/Kevin L. Bork                        5/10/02
               ------------------------------          -------
               Kevin L. Bork                            Date
               President of CAM Solutions, Inc., Director
               Chief Financial Officer

          By:  /s/Gary L. Fulton                       5/10/02
               ------------------------------          -------
               Gary L. Fulton                           Date
               President of TekSoft, Inc., Director

                                   <Page 49>