Form 10QSB
period 2002-03-31
ONCOURSE TECHNOLOGIES INC
filed 2002-06-07
CIK 1067675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2003
Estimated average burden
hours per response: 32.00

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarter ended:  March 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Number of shares outstanding of each of the issuer's class of common equity, as of June 1, 2002: 18,681,560

This Quarterly Report on Form 10-QSB includes financial statements, which have not been reviewed by an independent public accountant under Item 310(b) of Regulation S-B. The Company discontinued its engagement of Arthur Andersen
LLP on June 7, 2002, and is still in the process of retaining a new independent public accountant as of the date this Form 10-QSB was filed.

Transitional Small Business Disclosure Format (Check one):  Yes [   ];  No [ X ]

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
PART I    FINANCIAL INFORMATION

          Item   1.   Financial Statements:                                  3

                      Consolidated Balance Sheets                            4
                      Consolidated Statements of Operations                  6
                      Consolidated Statements of Cash Flows                  7
                      Notes to Consolidated Financial Statements             8

          Item   2.   Management's Discussion and Analysis                  12

PART II   OTHER INFORMATION

          Item   1.   Legal Proceedings                                     15
          Item   2.   Changes in Securities                                 15
          Item   3.   Defaults Upon Senior Securities                       15
          Item   4.   Submission of Matters to a Vote of Security Holders   15
          Item   5.   Other Information                                     15
          Item   6.   Exhibits and Reports on Form 8-K                      15

                                    <Page 2>

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

This Quarterly Report on Form 10-QSB includes financial statements, which have not been reviewed by an independent public accountant under Item 310(b) of Regulation S-B. The Company discontinued its engagement of Arthur Andersen
LLP on June 7, 2002, and is still in the process of retaining a new independent public accountant as of the date this Form 10-QSB was filed. The Company expects to engage a new public accountant, which will review the financial statements contained in this Form 10-QSB after it has been engaged. Upon completion of the review, if there is a change in these financial statements, the Company will file an amended report on Form 10-QSB containing the reviewed financial statements, a discussion of any material changes from the unreviewed financial statements and any other section of the Form 10-QSB that is amended to reflect any changes in the financial statements.

                                    <Page 3>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                     March 31,    December 31,
                      Assets                            2002        2001
                      ------                         ---------    -----------


Current Assets:
 Cash                                              $    67,241   $    76,761
 Accounts Receivable, Less Allowance for Doubtful
  Accounts of $148,392 and $163,054, Respectively    1,218,105     1,081,189
 Prepaids and Other Assets                             200,411       139,138
 Deferred Income Tax Asset                             642,780       633,805
                                                   -----------   -----------

     Total Current Assets                            2,128,537     1,930,893

Note Receivable from Shareholder                             -        48,684

Capitalized Software, Less Accumulated Amortization
 of $2,899,285 and $2,558,611, Respectively          4,992,990     5,014,774

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software             450,627       448,998
 Capital Projects in Process                            42,357        42,357
 Furniture, Fixtures and Vehicles                      131,649       131,649
                                                   -----------   -----------
     Total Property and Equipment                      624,633       623,004

 Less- Accumulated Depreciation                       (342,174)     (313,993)
                                                   -----------   -----------
     Net Property and Equipment                        282,459       309,011

Goodwill, Less Accumulated Amortization of
 $2,156,755 and $2,156,755, Respectively             5,882,898     5,978,166

Assembled Workforce, Less  Accumulated Amortization
 of $60,238 and $60,238, Respectively                  159,762       159,762

Trade Names, Less Accumulated Amortization of
 $79,445 and $70,278, Respectively                     470,555       479,722

Distribution Network, Less Accumulated Amortization
 of $185,714 and $164,286, Respectively                414,286       435,714

Other Assets                                           129,296       158,829
                                                   -----------   -----------

     Total Assets                                  $14,460,783   $14,515,555
                                                   -----------   -----------
                                                   -----------   -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                    <Page 4>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                   March 31,    December 31,
      Liabilities and Shareholders' Equity           2002          2001
      ------------------------------------         ---------    ------------


Current Liabilities:
 Line of Credit                                   $   247,500   $   120,000
 Current Portion of Long-Term Debt                    110,174       113,122
 Current Portion of Capital Leases                      1,750         5,380
 Accounts Payable                                   1,066,123     1,021,673
 Accrued Commissions                                  114,236       109,813
 Accrued Wages and Other Liabilities                  205,503       194,750
 Notes Payable to Shareholders and Employees           36,077       126,821
 Deferred Revenue                                   1,935,823     1,889,657
                                                  -----------   -----------

     Total Current Liabilities                      3,717,186     3,581,216

Line of Credit                                      1,099,950     1,099,950
Notes Payable to Shareholders and Employees, Less      80,711             -
  Current Portion
Long-Term Debt, Less Current Portion                  706,695       730,388
Capital Lease Obligations, Less Current Portion         1,313         1,313

Deferred Income Tax Liability                         282,693       397,936

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000            18,432        18,269
  Shares Authorized, and 18,431,560 and
  18,269,253 Shares Issued and Outstanding,
  Respectively
 Preferred Stock, No Par Value, 10,000,000 Shares     192,000       192,000
  Authorized, 192 and 0 Shares Issued and
  Outstanding, Respectively
 Additional Paid-In Capital                        15,289,574    15,256,331
 Warrants                                             687,440       628,539
 Stock Options                                         65,672        60,598
 Retained Deficit                                  (7,680,883)   (7,450,985)
                                                  -----------   -----------

     Total Shareholders' Equity                     8,572,235    8,704,752
                                                  -----------   -----------

     Total Liabilities and Shareholders' Equity   $14,460,783   $14,515,555
                                                  -----------   -----------
                                                  -----------   -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                    <Page 5>

     OnCourse Technologies, Inc. and Subsidiaries

     Consolidated Statements of Operations
     For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                --------------------------

                                                   2002            2001
                                                ----------      ----------


Net Sales                                       $1,231,842      $1,271,231

Cost of Sales                                      524,715         413,241
                                                ----------      ----------

     Gross Profit                                  707,127         857,990

Selling Expenses                                   482,985         579,036

Research and Development                            51,158          74,828

Goodwill and Other Intangible Amortization          30,595         338,151

General and Administrative Expenses                454,900         582,304
                                                ----------      ----------

     Operating Loss                               (312,511)       (716,329)

Interest Expense                                    31,303          28,325
                                                ----------      ----------

Loss Before Income Taxes                          (343,814)       (744,654)

Income Tax Benefit                                 115,336         132,678
                                                ----------      ----------

     Net Loss                                   $ (228,478)     $ (611,976)
                                                ----------      ----------

Basic and Diluted Loss Per Share                    $(0.01)         $(0.03)
                                                ----------      ----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                    <Page 6>

     OnCourse Technologies, Inc. and Subsidiaries

     Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------

                                                         2002          2001
                                                      ----------    ----------

Cash Flows from Operating Activities:
 Net Loss                                             $(228,478)    $(611,976)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                      399,450       614,550
     Loss on Disposal of Property and Equipment               -         1,795
     Non-Cash Consulting Services                        26,074       111,587
     Deferred Income Taxes, Net                        (115,336)     (105,909)
     Changes in Current Assets and Liabilities-
      Accounts Receivable                              (136,915)      (35,019)
      Prepaids and Other Current Assets                   4,113        (1,028)
      Accounts Payable                                   44,450        98,555
      Accrued Liabilities                                13,756       (63,573)
      Deferred Revenue                                   46,166        36,942
                                                      ---------     ---------
       Net Cash Provided by Operating Activities         53,280        45,924
                                                      ---------     ---------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs                (318,891)     (346,533)
 Purchase of Property and Equipment                      (1,629)      (17,329)
 Other Assets                                            29,534        14,340
                                                      ---------     ---------
       Net Cash Used in Investing Activities           (290,986)     (349,522)
                                                      ---------     ---------


Cash Flows From Financing Activities:
 Proceeds From Line of Credit, Net                      127,500       202,000
 Payments on Long-Term Debt and Notes Payable to
   Shareholders and Employees                           (36,674)      (40,983)
 Payments on Capital Lease Obligation, Net               (3,630)       (2,619)
 Proceeds from Common Stock Issuance                     92,306       100,000
 Decrease (Increase) in Notes Receivable from
   Shareholder                                           48,684          (938)
                                                      ---------     ---------
       Net Cash Provided by Financing Activities        228,186       257,460
                                                      ---------     ---------

Net (Decrease) Increase in Cash                          (9,520)      (46,138)

Cash, Beginning of Period                                76,761       200,411
                                                      ---------     ---------

Cash, End of Period                                   $  67,241     $ 154,273
                                                      ---------     ---------
                                                      ---------     ---------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                    <Page 7>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Notes to Financial Statements
For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

(1)  Basis of Presentation-
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of OnCourse Technologies, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of OnCourse and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

     The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of Regulation S-B. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financials contained in the Company's Form 10-KSB for the year ended December 31, 2001. The Company's management believes that the disclosures
     are sufficient for interim financial reporting purposes.   The results of
     operations for any interim period are not necessarily indicative of the results for the year.

(2)  Liquidity-
     ---------

     The Company has incurred losses over the last three years and has negative working capital. Based upon its current plans, the Company believes it has the ability to raise sufficient equity and debt to meet its operating expenses and capital requirements through fiscal year 2002 and into fiscal year 2003. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, borrow under its line of credit or reevaluate its operating plans.

(3)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

     Revenue from product sales and related training is recognized upon customer acceptance and delivery of the product and training services performed provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of March 31, 2002 and December 31, 2001 is approximately $753,000 and $709,000, respectively, of products which have been delivered and invoiced but for which the Company has not been notified of customer acceptance and training services invoiced but not yet performed.

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

                                    <Page 8>

     (b)  Software Development Costs-
          --------------------------

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software includes software acquired in the acquisition of a subsidiary. Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During the three months ended March 31, 2002 and 2001, the Company amortized the capital software costs straight-line over either three or five years.

     Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred. Research and development costs were approximately $51,000 and $75,000 for the three months ended March 31, 2002 and 2001, respectively.

     Computer software development costs capitalized in the three months ended March 31, 2002 and 2001 were approximately $319,000 and $347,000, respectively. Amortization expense for the three months ended March 31, 2002 and 2001 of approximately $341,000 and $245,000, respectively, is included in cost of sales in the consolidated statements of operations.

     (c)  Goodwill and Other Intangibles-
          ------------------------------

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

     Effective January 1, 2002, the amortization of goodwill and intangible assets with indefinite lives was discontinued. The Company anticipates that the application of the nonamortization provisions will increase 2002 net income approximately $1,187,000 ($0.07 per diluted share) per year compared to fiscal 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on net income and the financial position of the Company.

     Goodwill consisting of excess of cost over fair value of the assets acquired in previous acquisitions was amortized on a straight-line basis over seven years for the three months ended March 31, 2001. Goodwill net of accumulated amortization expense was approximately $5,883,000 and $5,978,000 as of March 31, 2002 and December 31, 2001, respectively. Goodwill amortization for the three months ended March 31, 2002 and 2001 was approximately $0 and $300,000, respectively.

                                    <Page 9>

     The purchase price allocation relating to the assets acquired in the January 31, 2000 acquisition of TekSoft resulted in several intangible assets: $220,000 for Assembled Workforce, $550,000 for Trade Names and $600,000 for Distribution Network. The amortization of the Assembled Workforce was discontinued in 2002 in accordance with the Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" effective for the fiscal years beginning after December 31, 2001. The amortization of the Assembled Workforce, which was provided utilizing the straight-line method over the estimated useful life of seven years for the three months ended March 31, 2001, was discontinued as of January 1, 2002. The amortization for Distribution Network and Trade Names continues in 2002 and is provided utilizing the straight-line method over the estimated useful life of seven years and fifteen years, respectively. Total amortization expense relating to Assembled Workforce was approximately $0 and $8,000 for the three months ended March 31, 2002 and 2001, respectively. Total amortization expense relating to Distribution Network and Trade Names was approximately $31,000 for each of the three months ended March 31, 2002 and 2001.

(4)  Long-Lived Assets-
     -----------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. The Company adopted the statement effective January 1, 2002.

(5)  Notes Receivable from Shareholder-
     ---------------------------------

     In March 2002, a shareholder paid the Company the outstanding note receivable and accrued interest.

(6)  Notes Payable to Shareholders and Employees-
     -------------------------------------------

     In March 2002, approximately $80,700 in notes payables to former shareholders of TekSoft were renegotiated to interest only notes through December 31, 2003. The interest rate on the notes was reduced from 16.5% to a floating rate of prime plus 2.0%. The note holders have the option after January 1, 2003 to convert the note to a three-year note at a fixed rate of interest of prime plus 2.0% at the time of conversion. As of March 31, 2002, the balance of these notes was approximately $80,700 at an interest rate of 6.75%.

     In February 2002, the Company paid the remaining principal on a $5,000 non-interest bearing demand note payable to one of its shareholders. The Company accrued interest expense on this note at 7% per year. Interest has not been paid since its inception and is accrued as of March 31, 2002.

     As of March 31, 2002, the Company had several notes payable and loans to the former shareholders and employees of TekSoft. The notes had interest rates of 16.5% and were payable monthly and matured at various dates through April 2002. These notes are secured by substantially all of TekSoft's property and equipment. The balance of these notes totaled $36,077 as of March 31, 2002.

(7)  Debt-
     ----

     In March 2002, the Company and its bank agreed to extend the maturity date on the $250,000 line of credit from March 13, 2002 to May 13, 2002. (See
     Note 10.) Borrowings under this line of credit facility were $247,500 as of March 31, 2002.

                                    <Page 10>

(8)  Shareholders' Equity -
     ---------------------

     In March 2002, the Company offered and issued 150,000 units in a private placement to an officer of the Company. Units included one share of Company common stock and one three-year Class A common stock purchase warrant and one five-year Class B common stock purchase warrant and expire in 2005 and 2007, respectively. The units sold for $0.50 per unit. The exercise price for the Class A warrant was $0.75. The exercise price for the Class B warrant was $1.00. The Company estimated the value of the warrants to be $0.21 for each Class A warrant and $0.23 for each Class B warrant.

     In January 2002, the Company offered and issued 12,307 shares of Company common stock, 12,307 Class A stock purchase warrants and 12,307 Class B stock purchase warrants as payment of $12,307 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $0.42 for each Class A warrant and $0.48 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75.

(9)  Stock Option Plan-
     -----------------

     In March 2002, the Board of Directors authorized 250,000 stock options for distribution in 2002 at a grant price of $0.37 for the benefit of current employees with 50,000 reserved for new employees. The vesting period will be five years or less based on the years of service performed by the employee. The options will expire December 31, 2010.

     In 2001, the Company granted 140,000 stock options to an independent contractor at an exercise price of $0.65, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. For the three months ended March 31, 2002, the Company recorded $5,074 of legal and professional expenses for the options vesting during this period. As of March 31, 2002, 130,000 of the options were vested.

     During the three months ended March 31, 2002, none of the stock options granted by the Company were exercised.

(10) Subsequent events-
     -----------------

     In May 2002, the Company changed its Preferred Stock from no par to a par value of $0.001 per share.

     In May 2002, the Company and its bank agreed to extend the maturity date on the $250,000 line of credit from May 13, 2002 to January 31, 2003.

     In May 2002, the Company and its bank added an additional line of credit agreement, which provides for borrowings up to $100,000 through August 12, 2002. The revolving line of credit is limited to a borrowing base calculated as a specified percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime plus 1.5%. The debt facility is secured by all of the assets of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The Company as well as other manufacturing driven businesses operated in a recessionary economy during the three months ended March 31, 2002. In light of this down economy, the Company's net sales decreased from $1,271,000 for the three months ended March 31, 2001 to $1,232,000 for the same period in 2002 for a 3% decrease. Sales were lower than anticipated during the three months ended March 31, 2002 as the Company discounted from the list price of software products sold in response to the continued recessionary economy and competitive pressures. Deferred revenue increased 2% from $1,890,000 as of December 31, 2001 to $1,936,000 as of March 31, 2002.

Cost of sales was $525,000 or 43% of net sales for the three months ended March 31, 2002 as compared to $413,000 or 33% for the same period in 2001. The gross margin percentage for the three months ended March 31, 2002 declined from the same period in 2001 mostly due to an increase in capitalized amortization expense for the Company's products. The capitalized amortization expense for the three months ended March 31, 2002 was $341,000 compared to $245,000 for the three months ended March 31, 2001. This increase is due to the Machine Shop Estimating 9.0 and 9.5, CAMWorks 2001, CAMWorks 2001 Plus and ProCAM II products which the Company began amortizing its respective capitalized costs after their product releases on various dates after March 31, 2001.

Selling expenses decreased 17% to $483,000 for the three months ended March 31, 2002 as compared to $579,000 for the same period in 2001. Selling expenses as a percentage of net sales were 39% and 46% for the three months ended March 31,
2002 and 2001, respectively.   The decline in selling expenses occurred largely
due to reduced spending in advertising and promotional activities for the Company's products in 2002 as compared to 2001. The advertising reduction was made due to the Company's decision to direct its resources to developing its product offerings. Also contributing to the reduction was the decline in the economy causing sales to decline, which tightened cash flows and restricted spending.

Total research and development expense was $51,000 and $75,000 for the three months ended March 31, 2002 and 2001, respectively.

Goodwill and other intangible amortization expenses were $31,000 and $338,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease is attributed to the Company implementing the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The amortization expense for goodwill was $0 and $300,000 for the three months ended March 31, 2002 and 2001, respectively. The amortization expense for other intangibles was $31,000 and $38,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in amortization of other intangibles is related to the Assembled Workforce acquired as part of the TekSoft acquisition, which under the new accounting rules has an indefinite life and therefore is no longer amortized.

                                   <Page 12>

General and administrative expense decreased to $455,000 for the three months ended March 31, 2002 compared to $582,000 for the same period in 2001. General and administrative expenses as a percentage of net sales decreased to 37% of net sales for the three months ended March 31, 2002 as compared to 46% for 2001. The decrease occurred mostly due to reductions in professional and legal expenses. The Company recorded $21,000 for the three months ended March 31, 2002 for a professional services agreement for consulting services as compared to the $78,000 for the three months ended March 31, 2001. This represents a decrease of $57,000 in general and administrative expenses from the three months ended March 31, 2001. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. In February 2001, this agreement was extended an additional nine months to February 2002, which reduced the monthly amortization related to this agreement from $50,000 to $14,000. In addition, significant legal and professional expenses were incurred during the three months ended March 31, 2001 associated with the Company's follow-on expenses for the 10-SB and various other SEC filings. The same level of professional and legal expenses were not incurred during the three months ended March 31, 2002 thus contributing to the expense decrease.

Operating expenses including goodwill and other intangible asset amortization were $1,020,000 for the three months ended March 31, 2002 as compared to $1,574,000 for the same period in 2001.

Interest expense increased from $28,000 for the three months ended March 31, 2001 to $31,000 for three months ended March 31, 2002. The increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's new products released in 2001 and the three months ended March 31, 2002 and to fund losses that the Company incurred for the same period. The Company decided to finish development work on its products to ensure that they were developed and at a point that they would be available for sale. The Company also retained employees that it believed necessary to support growth that it continues to expect in 2002. Offsetting the increase in overall borrowings by the Company were favorable interest rate reductions generated since March 31, 2001 by the Federal Reserve Bank's monetary policy. The Company had a pre-tax loss of $344,000 for the three months ended March 31, 2002 as compared to the $745,000 pre-tax loss for the three months ended March 31, 2001.

The net loss after tax benefit was $228,000 and $612,000 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OnCourse has incurred losses over the last three years and has negative working capital. Based upon its current plans, the Company believes it has the ability to raise sufficient equity and debt funds to meet its operating expenses and capital requirements through fiscal year 2002 and into fiscal year 2003. There is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital, borrow under its line of credit or reevaluate its operating plans.

The Company's cash position as of March 31, 2002 was approximately $67,000 as compared to $77,000 as of December 31, 2001. During the three months ended March 31, 2002, net cash provided by operating activities was $53,000 versus $46,000 for the three months ended March 31, 2001. The relatively low amount for cash flow from operations for the three months ended March 31, 2002 is largely related to reduced sales caused by the recessionary period experienced by the Company and the manufacturing marketplace and the Company not reducing spending to offset the sales decline. The Company incurred higher than planned losses as a result. The Company decided to retain all of its employees because it believed it necessary in order to handle its expected sales growth in 2002 as well as continue developing the next generation of manufacturing software. Cash flows used in investing activities were $291,000 and $350,000 for the three months ended March 31, 2002 and 2001, respectively. The Company invested $319,000 in capitalized software development costs for the three months ended March 31, 2002 as compared to $347,000 for the same period in 2001. The Company had positive cash flows from financing activities of $228,000 and $257,000 for the three months ended March 31, 2002 and 2001, respectively. The financing activities for the three months ended March 31, 2002 were primarily comprised of $128,000 on the line of credit facility, $92,000 of common stock proceeds, $48,000 shareholder payment of notes receivable and $40,000 of payments on long-term debt, notes payables to shareholders and capital lease obligations.

                                   <Page 13>

The Company's working capital as of March 31, 2002 was a negative $1,589,000 as compared to the negative working capital of $1,650,000 as of December 31, 2001. The $61,000 increase in working capital over the December 31, 2001 balance is largely attributed to the favorable effects of a $137,000 increase in net accounts receivables, a $61,000 increase in prepaid and other current assets, and a $91,000 reduction in the current portion of notes payable to shareholders, which were partially offset by the unfavorable effects of a $128,000 increase in the current portion of the line of credit, a $45,000 increase in deferred revenue, a $44,000 increase in accounts payables, and a $15,000 combined
increase in accrued liabilities and commissions.   The accounts payable and
short-term line of credit facility increase is largely due to lower sales and slower cash collections due to the recession experienced during the three months ended March 31, 2002. The loss resulted in a decline of working capital and adversely affected the Company's ability to pay its vendors on a timely basis.

The Company had total interest bearing debt of $2,284,000 and $2,197,000 as of March 31, 2002 and December 31, 2001, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $87,000 during the three months ended March 31, 2002, which was made up of a $128,000 increase in the Company's line of credit facility, which was partially offset by a $37,000 reduction in term debt and notes payables and a $4,000 reduction in capital leases. As of March 31, 2002, the Company had borrowings of $1,099,950 and $247,500 against its $1,100,000 long-term line of credit and $250,000 short-term line of credit facilities, respectively. Subsequent to March 31, 2002, the maturity date on the $250,000 short-term line of credit facility was extended from May 13, 2002 to January 31, 2003. Subsequent to March 31, 2002, the Company and its bank added an additional line of credit agreement, which provides for borrowings up to $100,000 through August 12, 2002. The revolving line of credit is limited to a borrowing base calculated as a specified percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime plus 1.5%. The debt facility is secured by all of the assets of the Company. The Company also intends to work with its bank to further extend its short-term line of credit facility as well as increase its $1,100,000 long-term line of credit facility. However, there are no assurances that the bank will extend the Company's short-term line of credit beyond January 31, 2003 nor increase maximum borrowing under the $1,100,000 long-term line of credit facility.

Shareholder's Equity decreased to $8,572,000 as of March 31, 2002 compared to $8,705,000 as of December 31, 2001. The decrease in Shareholder's Equity for the three months ended March 31, 2002 is largely attributed to a $228,000 loss and $1,000 of dividends accrued on preferred stock. This decrease was partially offset by $92,000 of proceeds from the issuance of common stock for cash and services and $5,000 of stock options issued. Subsequent to March 31, 2002, the Company offered and issued 250,000 units in a private placement to an individual deemed financially capable of making the investment. Units include one share of Company common stock and one two-year Class D common stock purchase warrant and one three-year Class A common stock purchase warrant and expire in 2004 and 2005, respectively.

The Company invested $319,000 in capitalized software for the three months ended March 31, 2002. This compares to $347,000 for the three months ended March 31, 2001. The decrease during the three months ended March 31, 2002 as compared to the same period in 2001 is attributed to a reduction in development activity as a result of the completion of several phases of product development. The Company continued to make investments in its CAD/CAM and estimating software and Tools4Mfg.com website development, which were $286,000, $25,000 and $8,000, respectively, for the three months ended March 31, 2002. The Company believes that the development work done in 2001and the three months ended March 31, 2002 related to automatic feature recognition as found in its CAMWorks and ProCAM II CAD/CAM software and the integration of this technology with its estimating software will provide significant revenue opportunities in 2002.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using capital provided by sales of common stock through private placement activities. Capital is required in order to supplement lower than expected internally generated cash flows from operations due to the recessionary period experienced during the three months ended March 31, 2002 and the year ended December 31, 2001 and as projected for the second and third quarters of 2002.

During the three months ended March 31, 2002, a shareholder paid the Company the total outstanding note receivable and accrued interest balance of approximately $50,000.

                                   <Page 14>

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company may be subject to contingent liabilities resulting from litigation and claims incident to the ordinary course of business. As of the date of this report, the Company does not believe that it is subject to any legal proceedings the probable resolution of which would have material adverse effect on the business or financial condition of the Company.


ITEM 2.   CHANGES IN SECURITIES

In March 2002, the Company offered and issued 150,000 units in a private placement to an officer of the Company. Units included one share of Company common stock and one three-year Class A common stock purchase warrant and one five-year Class B common stock purchase warrant and expire in 2005 and 2008, respectively. The units sold for $0.50 per unit. The exercise price for the Class A warrant was $0.75. The exercise price for the Class B warrant was $1.00. The Company estimated the value of the warrants to be $0.21 for each Class A warrant and $0.23 for each Class B warrant.

In January 2002, the Company offered and issued 12,307 shares of Company common stock, 12,307 Class A stock purchase warrants and 12,307 Class B stock purchase warrants as payment of $12,307 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $0.42 for each Class A warrant and $0.48 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75.

The Company believes that it has satisfied the exemption from the securities registration requirement provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder for all of the above described transactions.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company was not in default with regards to its debt facilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the three months ended March 31, 2002 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

None Applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit No.   Page Number     Description
-----------   -----------     -----------

10(a)              17         Business Note dated March  13, 2002.  Extends  the
                              maturity date of Business Note dated December 13, 2001.

         (b)   REPORTS ON FORM 8-K

None filed by the Company in the three months ended March 31, 2002.

                                   <Page 15>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OnCourse Technologies, Inc.
                    a Nevada Corporation

                    By:   /s/Bernard A. Woods III        Date:   June 6, 2002
                          ----------------------------
                          Bernard A. Woods III, CEO

                    By:   /s/Charles W. Beyer            Date:   June 6, 2002
                          ----------------------------
                          Charles W. Beyer, President

                    By:   /s/William C. Brown            Date:   June 6, 2002
                          ----------------------------
                          William C. Brown, CFO

                                   <Page 16>