Form 10QSB
period 2002-06-30
ONCOURSE TECHNOLOGIES INC
filed 2002-08-14
CIK 1067675

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

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended:  June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of each of the issuer's class of common equity, as of August 1, 2002: 18,768,664

This Quarterly Report on Form 10-QSB includes financial statements, which have not been reviewed by an independent public accountant under Item 310(b) of Regulation S-B. The Company discontinued its engagement of Arthur Andersen LLP on June 7, 2002, and is still in the process of retaining a new independent public accountant as of the date this Form 10-QSB was filed.

Transitional Small Business Disclosure Format (Check one):  Yes [ ];  No [X]

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----

PART I  FINANCIAL INFORMATION

        Item   1.   Financial Statements:                                   3

                    Consolidated Balance Sheets                             4
                    Consolidated Statements of Operations                   6
                    Consolidated Statements of Cash Flows                   7
                    Notes to Consolidated Financial Statements              8

        Item   2.   Management's Discussion and Analysis                   13

PART II OTHER INFORMATION

        Item   1.   Legal Proceedings                                      17
        Item   2.   Changes in Securities                                  17
        Item   3.   Defaults Upon Senior Securities                        17
        Item   4.   Submission of Matters to a Vote of Security Holders    17
        Item   5.   Other Information                                      17
        Item   6.   Exhibits and Reports on Form 8-K                       18

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

                                    <Page 3>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
As of June 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                     Assets                          June 30,     December 31,
                     ------                            2002           2001
                                                     --------     ------------

Current Assets:
 Cash                                                $73,585         $76,761
 Accounts Receivable, Less Allowance for Doubtful
  Accounts of $145,103 and $163,054,               1,118,275       1,081,189
  Respectively
 Prepaids and Other Assets                           300,844         139,138
 Deferred Income Tax Asset                           581,513         633,805
                                                 -----------     -----------
     Total Current Assets                          2,074,217       1,930,893

Note Receivable from Shareholder                           -          48,684

Capitalized Software, Less Accumulated
Amortization
 of $3,261,413 and $2,558,611, Respectively        4,966,688       5,014,774

Property and Equipment, at Cost:
 Computer Equipment and Purchased Software           456,074         448,998
 Capital Projects in Process                               -          42,357
 Furniture, Fixtures and Vehicles                    133,184         131,649
                                                 -----------     -----------
     Total Property and Equipment                    589,258         623,004

 Less- Accumulated Depreciation                     (368,517)       (313,993)
                                                 -----------     -----------
     Net Property and Equipment                      220,741         309,011

Goodwill, Less Accumulated Amortization of
 $2,156,755 and $2,156,755, Respectively           5,808,068       5,978,166

Assembled Workforce, Less Accumulated
 Amortization of $60,238 and $60,238,                159,762         159,762
 Respectively

Trade Names, Less Accumulated Amortization of
$88,611 and $70,278,                                 461,389         479,722
   Respectively

Distribution Network, Less Accumulated
Amortization of $207,143 and                         392,857         435,714
   $164,286, Respectively

Other Assets                                         110,627         158,829
                                                 -----------     -----------
     Total Assets                                $14,194,349     $14,515,555
                                                 -----------     -----------
                                                 -----------     -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                    <Page 4>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of June 30, 2002 (Unaudited) and December 31, 2001 (Audited)

      Liabilities and Shareholders' Equity          June 30,      December 31,
     ------------------------------------             2002            2001
                                                    --------      ------------

Current Liabilities:
 Line of Credit                                     $341,000       $120,000
 Current Portion of Long-Term Debt                   116,669        113,122
 Current Portion of Capital Leases                     1,220          5,380
 Accounts Payable                                    922,235      1,021,673
 Accrued Commissions                                 134,425        109,813
 Accrued Wages and Other Liabilities                 284,478        194,750
 Notes Payable to Shareholders and Employees         184,353        126,821
 Deferred Revenue                                  1,762,920      1,889,657
                                                 -----------    -----------
     Total Current Liabilities                     3,747,300      3,581,216

Line of Credit                                     1,099,950      1,099,950
Notes Payable to Shareholders and Employees,          80,710              -
Less Current Portion
Long-Term Debt, Less Current Portion                 676,916        730,388
Capital Lease Obligations, Less Current Portion          970          1,313

Deferred Income Tax Liability                        100,162        397,936

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000           18,769         18,269

  18,269,253hShares,Issued8and8Outstanding,
  Respectively
 Preferred Stock, $0.001 Par Value and No Par        192,000        192,000
  Value,  Respectively, 10,000,000 Shares
  Authorized, 192 and 192 Shares Issued and
  Outstanding, Respectively
 Additional Paid-In Capital                       15,575,271     15,256,331
 Warrants                                            562,788        628,539
 Stock Options                                        69,110         60,598
 Retained Deficit                                 (7,929,597)    (7,450,985)
                                                 -----------    -----------

     Total Shareholders' Equity                    8,488,341     8,704,752
                                                 -----------    -----------

     Total Liabilities and Shareholders' Equity  $14,194,349    $14,515,555
                                                 -----------    -----------
                                                 -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                    <Page 5>

     OnCourse Technologies, Inc. and Subsidiaries

     Consolidated Statements of Operations
     For the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                             -----------------------   ----------------------
                                 2002        2001         2002         2001
                             -----------------------   ----------------------

Net Sales                    $1,281,730   $1,464,906   $2,513,572   $2,736,137

Cost of Sales                   523,903      457,908    1,048,618      871,150
                             ----------   ----------   ----------  -----------

     Gross Profit               757,827    1,006,998    1,464,954    1,864,987

Selling Expenses                461,140      587,297      944,124    1,166,333

Research and Development         94,912       86,038      146,069      160,866

Goodwill and Other               30,595      333,925       61,191      672,076
  Intangible Amortization

General and Administrative
  Expenses                      469,573      545,024      924,473    1,127,327
                             ----------   ----------   ----------  -----------

     Operating Loss            (298,393)    (545,286)    (610,903)  (1,261,615)

Interest Expense                 41,648       29,460       72,951       57,784
                             ----------   ----------   ----------  -----------

Loss Before Income Taxes       (340,041)    (574,746)    (683,854)  (1,319,399)

Income Tax Benefit               92,747       86,523      208,083      219,201
                             ----------   ----------   ----------  -----------

     Net Loss                 $(247,294)   $(488,223)   $(475,771) $(1,100,198)
                             ----------   ----------   ----------  -----------
                             ----------   ----------   ----------  -----------

Basic and Diluted Loss
  Per Share                      $(0.01)      $(0.03)      $(0.03)      $(0.06)
                             ----------   ----------   ----------  -----------
                             ----------   ----------   ----------  -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.
     OnCourse Technologies, Inc. and Subsidiaries

                                    <Page 6>

     Consolidated Statements of Cash Flows
     For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                       2002          2001
                                                    -----------   -----------
Cash Flows from Operating Activities:
 Net Loss                                           $(475,771)    $(1,100,198)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                    869,555       1,267,433
     Loss on Disposal of Property and Equipment        42,356           1,795
     Non-Cash Compensation                                  -           1,275
     Non-Cash Consulting Services                      29,512         204,035
     Deferred Income Taxes, Net                      (141,332)       (102,945)
     Changes in Current Assets and Liabilities-
      Accounts Receivable                             (37,085)       (167,132)
      Prepaids and Other Current Assets               (96,321)       (116,953)
      Accounts Payable                                (99,438)        179,113
      Accrued Liabilities                             111,499         (13,533)
      Deferred Revenue                               (126,737)         89,770
                                                    ---------     -----------
       Net Cash Provided by Operating Activities       76,238         242,660
                                                    ---------     -----------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs              (654,717)       (646,953)
 Purchase of Property and Equipment                    (8,610)        (26,753)
 Other Assets                                          (2,837)           (798)
                                                    ---------     -----------
       Net Cash Used in Investing Activities         (666,164)       (674,504)
                                                    ---------     -----------

Cash Flows From Financing Activities:
 Proceeds From Line of Credit, Net                    221,000         288,000
 Proceeds From Notes Payable to Shareholders and      150,000               -
   Employees
 Payments on Long-Term Debt and Notes Payable to      (61,683)        (59,156)
   Shareholders and Employees
 Payments on Capital Lease Obligation, Net             (4,502)         (6,293)
 Proceeds from Common Stock Issuance                  233,251         100,000
 Decrease (Increase) in Notes Receivable from
   Shareholder                                         48,684          (1,840)
                                                    ---------     -----------
       Net Cash Provided by Financing Activities      586,750         320,711
                                                    ---------     -----------

Net Decrease  in Cash                                  (3,176)       (111,133)

Cash, Beginning of Period                              76,761         200,411
                                                    ---------     -----------

Cash, End of Period                                   $73,585         $89,278
                                                    ---------     -----------
                                                    ---------     -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                    <Page 7>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Notes to Financial Statements
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

(1)  Basis of Presentation-
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of OnCourse Technologies, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

     The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of Regulation S-B. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financials contained in the Company's Form 10-KSB for the year ended December 31, 2001. The Company's management believes that the disclosures
     are sufficient for interim financial reporting purposes.   The results of
     operations for any interim period are not necessarily indicative of the results for the year.

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

(3)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

     Revenue from product sales and related training is recognized upon customer acceptance and delivery of the product and training services performed provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of June 30, 2002 and December 31, 2001 is approximately $709,000 and $709,000, respectively, of products, which have been delivered and invoiced, but for which the Company has not been notified of customer acceptance and training services invoiced but not yet performed.

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

                                    <Page 8>

     (b)  Software Development Costs-
          --------------------------

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software includes software acquired in the acquisition of a subsidiary. Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During the three and six months ended June 30, 2002 and 2001, the Company amortized the capital software costs straight-line over either three or five years.

     Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred. Research and development costs were approximately $95,000 and $86,000 for the three months ended June 30, 2002 and 2001, respectively. Research and development costs were approximately $146,000 and $161,000 for the six months ended June 30, 2002 and 2001, respectively.

     Computer software development costs capitalized in the three months ended June 30, 2002 and 2001 were approximately $336,000 and $300,000, respectively. Computer software development costs capitalized in the six months ended June 30, 2002 and 2001 were approximately $655,000 and $647,000, respectively. Amortization expense for the three months ended June 30, 2002 and 2001 of approximately $362,000 and $286,000, respectively, is included in cost of sales in the consolidated statements of operations. Amortization expense for the six months ended June 30, 2002 and 2001 was approximately $703,000 and $532,000, respectively.

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

     Goodwill consisting of excess of cost over fair value of the assets acquired in previous acquisitions was amortized on a straight-line basis over seven years for the three and six months ended June 30, 2001. Goodwill net of accumulated amortization expense was approximately $5,808,000 and $5,978,000 as of June 30, 2002 and December 31, 2001,
     respectively. Goodwill amortization for the three months ended June 30, 2002 and 2001 was approximately $0 and $295,000, respectively. Goodwill amortization for the six months ended June 30, 2002 and 2001 was approximately $0 and $595,000, respectively.

                                    <Page 9>

     The purchase price allocation relating to the assets acquired in the January 31, 2000 acquisition of TekSoft, Inc. ("TekSoft") resulted in several intangible assets: $220,000 for Assembled Workforce, $550,000 for Trade Names and $600,000 for Distribution Network. The amortization of the Assembled Workforce was discontinued in 2002 in accordance with the Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" effective for the fiscal years beginning after December 31, 2001. The amortization of the Assembled Workforce, which was provided utilizing the straight-line method over the estimated useful life of seven years for the three and six months ended June 30, 2001, was discontinued as of January 1, 2002. The amortization for Distribution Network and Trade Names continues in 2002 and is provided utilizing the straight-line method over the estimated useful life of seven years and fifteen years, respectively. Total amortization expense relating to Assembled Workforce was approximately $0 and $8,000 for the three months ended June 30, 2002 and 2001, respectively. The total amortization expense relating to Assembled Workforce was approximately $0 and $16,000 for the six months ended June 30, 2002 and 2001, respectively. Total amortization expense relating to Distribution Network and Trade Names was approximately $31,000 for each of the three months ended June 30, 2002 and 2001 and $61,000 for each of the six months ended June 30, 2002 and 2001.

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

(6)  Notes Payable to Shareholders and Employees-
     -------------------------------------------

     In June 2002, the Company issued a $150,000 demand note payable to two officers of the Company. The note has an interest rate of 8% and principle and interest are due sixty days after a written request for payment by the note holders. As security to the note holders, the Company agreed to issue 600,000 shares of its Common Stock in the event that the Company defaulted on the note.

     In March 2002, approximately $80,700 in notes payables to former shareholders of TekSoft were renegotiated to interest only notes through December 31, 2003. The interest rate on the notes was reduced from 16.5% to a floating rate of prime plus 2.0%. The note holders have the option after January 1, 2003 to convert the note to a three-year note at a fixed rate of interest of prime plus 2.0% at the time of conversion. As of June 30, 2002, the balance of these notes was approximately $80,700 at an interest rate of 6.75%.

     As of March 31, 2002, the Company had several notes payable and loans to the former shareholders and employees of TekSoft. The notes had interest rates of 16.5% and were payable monthly and matured at various dates through April 2002. These notes are secured by substantially all of TekSoft's property and equipment. One of the notes was paid in full in April 2002 and another was paid in full in May 2002. The balance of the remaining note as of June 30, 2002 was approximately $34,000 with the due date extended on a month-to-month basis.

                                   <Page 10>

     In February 2002, the Company paid the remaining principal on a $5,000 non-interest bearing demand note payable to one of its shareholders. The Company accrued interest expense on this note at 7% per year. Interest has not been paid since its inception and is accrued as of June 30, 2002.

(7)  Debt-
     ----

     In May 2002, the Company and its bank added an additional line of credit agreement, which provides for borrowings up to $100,000 through August 12, 2002 (See Note 10). The revolving line of credit is limited to a borrowing base calculated as a specific percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime plus 1.5%. The debt facility is
     secured by all of the assets of the Company.   Borrowings under this line
     of credit facility were $91,000 as of June 30, 2002.

     In March 2002, the Company and its bank agreed to extend the maturity date on the $250,000 line of credit from March 13, 2002 to May 13, 2002. In May 2002, the bank further extended the maturity date to January 31, 2003. Borrowings under this line of credit facility were $250,000 as of June 30, 2002.

(8)  Shareholders' Equity -
     ---------------------

     In June 2002, the Company offered and issued 14,113 shares of Company common stock, 14,113 Class A stock purchase warrants and 14,113 Class B stock purchase warrants as payment of $7,664 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.20 to $0.44 for each Class A warrant and from $0.23 to $0.48 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $0.50 to $0.75 per share.

     On January 31, 2000, the Company acquired TekSoft for 4,500,060 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the five years ending January 31, 2005 if net sales, as defined in the agreement, increases. During the six months ended June 30, 2002, an additional 72,991 shares were earned under this agreement at a value of $0.28 per share. An additional $20,437 was allocated to goodwill. As of June 30, 2002, 739,877 of the contingent shares have been earned and issued.

     In May 2002, the Company changed its Preferred Stock from no par to a par value of $0.001 per share.

     In April 2002, the Company offered and issued 250,000 units in private placements to an individual deemed financially capable of making the investment. Units include one share of Company common stock and one two-year Class D common stock purchase warrant and one three-year Class A common stock purchase warrant and expire in 2004 and 2005, respectively. The units were sold for $0.50 per unit. The exercise price for the Class D warrant was $0.65 per share. The exercise price for the Class A warrant was $0.85 per share. The Company estimated the value of the warrants to be $0.22 for each Class D warrant and $0.25 for each Class A warrant based on the Black-Scholes valuation model.

     In March 2002, the Company offered and issued 150,000 units in a private placement to an officer of the Company. Units included one share of Company common stock and one three-year Class A common stock purchase warrant and one five-year Class B common stock purchase warrant and expire in 2005 and 2007, respectively. The units sold for $0.50 per unit. The exercise price for the Class A warrant was $0.75 per share. The exercise price for the Class B warrant was $1.00 per share. The Company estimated the value of the warrants to be $0.21 for each Class A warrant and $0.23 for each Class B warrant based on the Black-Scholes valuation model.

                                   <Page 11>

     In January 2002, the Company offered and issued 12,307 shares of Company common stock, 12,307 Class A stock purchase warrants and 12,307 Class B stock purchase warrants as payment of $12,307 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) of $0.42 for each Class A warrant and $0.48 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $1.75 per share.

(9)  Stock Option Plan-
     -----------------

     In March 2002, the Board of Directors authorized 250,000 stock options for distribution in 2002 at an exercise price of $0.37 per share for the benefit of current employees with 50,000 reserved for new employees. The vesting period will be five years or less based on the years of service performed by the employee. The options will expire December 31, 2010.

     In 2001, the Company granted 140,000 stock options to an independent contractor at an exercise price of $0.65 per share, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. During the three months ended June 30, 2002 and 2001, the Company recorded legal and professional expenses for the options vesting during this period of $3,438 and $48,748, respectively. During the six months ended June 30, 2002 and 2001, the Company recorded legal and professional expenses of $8,512 and $48,748, respectively. As of June 30, 2002, all of the options were vested.

     During the three and six months ended June 30, 2002, none of the stock options granted by the Company were exercised.

(10) Subsequent events-
     -----------------

     Subsequent to June 30, 2002, the Company signed a $75,000 notes payable with two officers of the Company. The note has an interest rate of 8% and principle and interest are due sixty days after a written request for payment by the note holders. As security to the note holders, the Company agreed to issue 600,000 shares of its Common Stock in the event that the Company defaulted on the note.

     Subsequent to June 30, 2002, the Company and the bank extended the maturity date on the $100,000 line of credit facility from August 12, 2002 to November 12, 2002.

                                   <Page 12>

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

The fluctuations in the economy continue to negatively impact the investment decision-making processes of manufacturing driven businesses. In light of this fluctuating economy, the Company's net sales decreased from $1,465,000 for the three months ended June 30, 2001 to $1,282,000 for the same period in 2002 for a 13% decrease. In the case of the Company's estimating products that have lesser competition, sales have partially declined due to delays in the sale of its software products as potential buyers have pushed back the timing of their purchases in efforts to conserve cash or until economic conditions improve. While the same delays have occurred for the Company's computer-aided-design/computer-aided-manufacturing (CAD/CAM) software products, the Company also faces a significantly higher number of competitors vying for fewer sales opportunities. This competition for CAD/CAM sales has led to discounting off of list price. Deferred revenue decreased 9% from $1,936,000 as of March 31, 2002 to $1,763,000 as of June 30, 2002.

Cost of sales was $524,000 or 41% of net sales for the three months ended June 30, 2002 as compared to $458,000 or 31% for the same period in 2001. The gross margin percentage for the three months ended June 30, 2002 declined from the same period in 2001 mostly due to an increase in fixed capitalized software amortization expense for the Company's products and was further negatively impacted by a reduction in sales. The capitalized software amortization expense for the three months ended June 30, 2002 was $362,000 compared to $286,000 for the three months ended June 30, 2001. This increase is due to the Machine Shop Estimating 9.0 and 9.5, CAMWorks 2001, CAMWorks 2001 Plus and ProCAM II products for which the Company began amortizing capitalized costs after their product releases on various dates during or after the three months ended June 30, 2001, but before the beginning of the three months ended June 30, 2002. Many of the other costs recorded as cost of sales are fixed in nature as well.

Selling expenses decreased 21% to $461,000 for the three months ended June 30, 2002 as compared to $587,000 for the same period in 2001. Selling expenses as a percentage of net sales were 36% and 40% for the three months ended June 30,
2002 and 2001, respectively.   The decline in selling expenses occurred largely
due to reduced spending in advertising and promotional activities for the Company's products in 2002 as compared to 2001. The advertising reduction was made due to the Company's decision to direct its resources to developing its product offerings. Also contributing to the reduction was the decline in the economy causing sales to decline, which tightened cash flows and restricted spending.

Total research and development expense was $95,000 and $86,000 for the three months ended June 30, 2002 and 2001, respectively.

                                   <Page 13>

Goodwill and other intangible amortization expenses were $31,000 and $334,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease is attributed to the Company implementing the Financial Accounting Standards Board's Statements of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The amortization expense for goodwill was $0 and $295,000 for the three months ended June 30, 2002 and 2001, respectively. The amortization expense for other intangibles was $31,000 and $38,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in amortization of other intangibles is related to the Assembled Workforce acquired as part of the TekSoft acquisition, which under the new accounting rules has an indefinite life and therefore is no longer amortized.

General and administrative expenses decreased to $470,000 for the three months ended June 30, 2002 compared to $545,000 for the same period in 2001. General and administrative expenses as a percentage of net sales were 37% of net sales for the three months ended June 30, 2002 as compared to 37% for 2001. The dollar decrease occurred mostly due to reductions in professional and legal expenses. The Company recorded $42,000 for the three months ended June 30, 2001 for a professional services agreement for consulting services as compared to the $0 for the three months ended June 30, 2002. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. In February 2001, this agreement was extended an additional nine months to February 2002, which reduced the monthly amortization related to this agreement from $50,000 to $14,000. In addition, significant legal and professional expenses were incurred during the three months ended June 30, 2001 associated with the Company's follow-on expenses for the 10-SB and various other SEC filings. The same level of professional and legal expenses was not incurred during the three months ended June 30, 2002 thus contributing to the expense decrease.

Operating expenses including goodwill and other intangible asset amortization were $1,056,000 for the three months ended June 30, 2002 as compared to $1,552,000 for the same period in 2001.

Interest expense increased from $29,000 for the three months ended June 30, 2001 to $42,000 for three months ended June 30, 2002. The increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's new products released in 2001and continued during the six months ended June 30, 2002 and to fund losses that the Company incurred for the same period. The Company remains committed to product development and has borrowed money to support this development. The Company also retained employees that it believed necessary to support growth that it continues to expect for the three months ending December 31, 2002. The Company continued to benefit from lower interest rates during the three months ended June 30, 2002 as compared to interest rates in the same period in 2001. The Company had a pre-tax loss of $340,000 for the three months ended June 30, 2002 as compared to the $575,000 pre-tax loss for the three months ended June 30, 2001.

The net loss after the tax benefit was $247,000 and $488,000 for the three months ended June 30, 2002 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The comments made in the previous "Three Months Ended June 30, 2002 and 2001" section relative to the impact that the economy had on sales are equally appropriate relative to the Company's sale for the six months ended June 30, 2002 and 2001. The Company's net sales decreased from $2,736,000 for the six months ended June 30, 2001 to $2,514,000 for the same period in 2002 for an 8% decrease. Deferred revenue decreased 7% from $1,890,000 as of December 31, 2001 to $1,763,000 as of June 30, 2002.

Cost of sales was $1,049,000 or 42% of net sales for the six months ended June 30, 2002 as compared to $871,000 or 32% for the same period in 2001. The gross margin percentage for the six months ended June 30, 2002 declined from the same period in 2001 mostly due to an increase in fixed capitalized software amortization expense for the Company's products and was further impacted by a reduction in sales. The capitalized software amortization expense for the six months ended June 30, 2002 was $703,000 compared to $532,000 for the six months ended June 30, 2001. This increase is due to the Machine Shop Estimating 9.0 and 9.5, CAMWorks 2001, CAMWorks 2001 Plus and ProCAM II products for which the Company began amortizing capitalized costs after their product releases on various dates during or after the six months ended June 30, 2001, but before the beginning of the six months ended June 30, 2002. Many of the other costs recorded as cost of sales are fixed in nature as well.

                                   <Page 14>

Selling expenses decreased 19% to $944,000 for the six months ended June 30, 2002 as compared to $1,166,000 for the same period in 2001. Selling expenses as a percentage of net sales were 38% and 43% for the six months ended June 30,
2002 and 2001, respectively.   The decline in selling expenses occurred largely
due to reduced spending in advertising and promotional activities for the Company's products in 2002 as compared to 2001. The advertising reduction was made due to the Company's decision to direct its resources to developing its product offerings. Also contributing to the reduction was the decline in the economy causing sales to decline, which tightened cash flows and restricted spending.

Total research and development expense was $146,000 and $161,000 for the six months ended June 30, 2002 and 2001, respectively.

Goodwill and other intangible amortization expenses were $61,000 and $672,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease is attributed to the Company implementing the Financial Accounting Standards Board's Statements of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The amortization expense for goodwill was $0 and $595,000 for the six months ended June 30, 2002 and 2001, respectively. The amortization expense for other intangibles was $61,000 and $77,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in amortization of other intangibles is related to the Assembled Workforce acquired as part of the TekSoft acquisition, which under the new accounting rules has an indefinite life and therefore is no longer amortized.

General and administrative expenses decreased to $924,000 for the six months ended June 30, 2002 compared to $1,127,000 for the same period in 2001. General and administrative expenses as a percentage of net sales decreased to 37% of net sales for the six months ended June 30, 2002 as compared to 41% for 2001. The decrease occurred mostly due to reductions in professional and legal expenses. The Company recorded $21,000 for the six months ended June 30, 2002 for a professional services agreement for consulting services as compared to the $120,000 for the six months ended June 30, 2001. This represents a decrease of $99,000 in general and administrative expenses from the six months ended June 30, 2001. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. In February 2001, this agreement was extended an additional nine months to February 2002, which reduced the monthly amortization related to this agreement from $50,000 to $14,000. In addition, significant legal and professional expenses were incurred during the six months ended June 30, 2001 associated with the Company's follow-on expenses for the 10-SB and various other SEC filings. The same level of professional and legal expenses was not incurred during the six months ended June 30, 2002 thus contributing to the expense decrease.

Operating expenses including goodwill and other intangible asset amortization were $2,076,000 for the six months ended June 30, 2002 as compared to $3,127,000 for the same period in 2001.

Interest expense increased from $58,000 for the six months ended June 30, 2001 to $73,000 for six months ended June 30, 2002. The increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's new products released in 2001and continued during the six months ended June 30, 2002 and to fund losses that the Company incurred for the same period. The Company remains committed to product development and has borrowed money to support this development. The Company also retained employees that it believed necessary to support growth that it continues to expect in the three months ending December 31, 2002. The Company continues to benefit from lower interest rates during the six months ended June 30, 2002 as compared to interest rates in the same period in 2001. The Company had a pre-tax loss of $684,000 for the six months ended June 30, 2002 as compared to the $1,319,000 pre-tax loss for the six months ended June 30, 2001.

The net loss after the tax benefit was $476,000 and $1,100,000 for the three months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

                                   <Page 15>

The Company's cash position as of June 30, 2002 was approximately $74,000 as compared to $77,000 as of December 31, 2001. During the six months ended June 30, 2002, net cash provided by operating activities was $76,000 versus $243,000 for the six months ended June 30, 2001. The relatively low amount of cash flow from operations for the six months ended June 30, 2002 is largely related to reduced sales caused by the recessionary period experienced by the Company and the manufacturing marketplace and the Company not reducing spending to offset the sales decline. The Company incurred higher than planned losses as a result. The Company decided to retain all of its employees because it believed it necessary in order to handle its expected sales growth in 2002 as well as continue developing the next generation of manufacturing software. Cash flows used in investing activities were $666,000 and $675,000 for the six months ended June 30, 2002 and 2001, respectively. The Company invested $655,000 in capitalized software development costs and $11,000 for property and equipment and other assets for the six months ended June 30, 2002 as compared to $647,000 and $28,000, respectively, for the same period in 2001. The Company had positive cash flows from financing activities of $587,000 and $321,000 for the six months ended June 30, 2002 and 2001, respectively. The financing activities for the six months ended June 30, 2002 were primarily comprised of positive inflows of $221,000 on the line of credit facility, $233,000 of common stock proceeds, $150,000 of notes payable to shareholders and $49,000 shareholder payment of notes receivable, which were partially offset by $66,000 of payments on long-term debt, notes payables to shareholders and capital lease obligations.

The Company's working capital as of June 30, 2002 was a negative $1,673,000 as compared to the negative working capital of $1,650,000 as of December 31, 2001. The $23,000 decrease in working capital from the December 31, 2001 balance is largely attributed to the unfavorable effects of a $221,000 increase in the current portion of the line of credit, a $24,000 increase in accrued commissions and a $58,000 increase in the current portion of notes payable to shareholders, which were partially offset by the favorable effects of a $37,000 increase in net accounts receivables, a $162,000 increase in prepaid and other current assets and a $127,000 reduction in the deferred revenue. The short-term line of credit facility increase and additional $150,000 notes payable to shareholders is largely due to lower sales and slower cash collections due to the recession experienced during the six months ended June 30, 2002. The loss resulted in a decline of working capital and adversely affected the Company's ability to pay its vendors on a timely basis.

The Company had total interest bearing debt of $2,502,000 and $2,197,000 as of June 30, 2002 and December 31, 2001, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $305,000 during the six months ended June 30, 2002, which was made up of a $221,000 increase in the Company's line of credit facility and $150,000 of notes payable to shareholders, which was partially offset by a $50,000 reduction in term debt, a $12,000 reduction in notes payables to shareholders and a $4,000 reduction in capital leases. As of June 30, 2002, the Company had borrowings of $1,099,950 and $341,000 against its $1,100,000 long-term line of credit and $350,000 short-term line of credit facilities, respectively. Subsequent to June 30, 2002, the Company and its bank agreed to extend the maturity date of the additional $100,000 line of credit agreement from August 12, 2002 to November 12, 2002. Subsequent to June 30, 2002, the Company signed a $75,000 notes payable with two officers of the Company at an interest rate of 8% that is due sixty days upon written notice. As security to the note holders, the Company will issue 300,000 shares to the note holders in the event that the Company is in default on the note. The Company intends on seeking additional debt and equity financing to supplement its cash needs. However, there are no assurances that the bank or other lending or equity sources will provide additional capital financing.

Shareholder's Equity decreased to $8,488,000 as of June 30, 2002 compared to $8,705,000 as of December 31, 2001. The decrease in Shareholder's Equity for the six months ended June 30, 2002 is largely attributed to a $476,000 net loss and $2,000 of dividends accrued on preferred stock. This decrease was partially offset by $233,000 of proceeds from the issuance of common stock for cash and services, $20,000 of common stock for contingent shares earned and $9,000 of stock options issued.

The Company invested $655,000 in capitalized software for the six months ended June 30, 2002. This compares to $647,000 for the six months ended June 30, 2001. The Company believes that the development work done in 2001 and the six months ended June 30, 2002 related to automatic feature recognition as found in its CAMWorks and ProCAM II CAD/CAM software and the integration of this technology with its estimating software will provide significant revenue opportunities in 2002 and 2003. Offsetting $9,000 of property and equipment purchases for the six months ended June 30, 2002 was a disposal of a partially developed customer relationship management software package that has a book value of approximately $42,000. The Company determined that the cost to complete the development and implementation of this package was significantly higher than planned and decided that it would seek other alternatives.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using capital provided by sales of common stock through private placement activities. Capital is required in order to supplement lower than expected internally generated cash flows from operations due to the recessionary period experienced during the six months ended June 30, 2002 and the year ended December 31, 2001 and as projected for the third quarter of 2002.

                                   <Page 16>

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

ITEM 2.   CHANGES IN SECURITIES

In June 2002, the Company offered and issued 14,113 shares of Company common stock, 14,113 Class A stock purchase warrants and 14,113 Class B stock purchase warrants as payment of $7,664 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.20 to $0.44 for each Class A warrant and from $0.23 to $0.48 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $0.50 to $0.75 per share.

On January 31, 2000, the Company acquired TekSoft for 4,500,060 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former share holders of TekSoft may receive up to 1,500,000 additional shares over the five years ending January 31, 2005 if net sales, as defined in the agreement, increases. During the three months ended June 30, 2002, an additional 72,991 shares were earned under this agreement at a value of $0.28 per share. An additional $20,437 was allocated to goodwill. As of June 30, 2002, 739,877 of the contingent shares have been earned and issued.

In April 2002, the Company offered and issued 250,000 units in private placements to an individual deemed financially capable of making the investment. Units include one share of Company common stock and one two-year Class D common stock purchase warrant and one three-year Class A common stock purchase warrant and expire in 2004 and 2005, respectively. The units were sold for $0.50 per unit. The exercise price for the Class D warrant was $0.65 per share. The exercise price for the Class A warrant was $0.85 per share. The Company estimated the value of the warrants to be $0.22 for each Class D warrant and $0.25 for each Class A warrant based on the Black-Scholes model.

The Company believes that it has satisfied the exemption from the securities registration requirement provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder for all of the above-described transactions.

In May 2002, the Company changed its Preferred Stock from no par value to a par value of $0.001 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company was not in default with regards to its debt facilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2002, shareholders holding a majority of the voting power of all shareholders and all of the directors of the Company adopted resolutions by action by consent in writing in lieu of meeting to ratify and adopt a Certificate of Amendment to Articles of Incorporation and a Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock of OnCourse Technologies, Inc. The Certificate of Amendment to Articles of Incorporation and Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock were filed as Exhibits 3(d) and 3(e) of the Company's 10-KSB filed with the Securities and Exchange Commission on May 14, 2002.

ITEM 5.   OTHER INFORMATION

None Applicable.

                                   <Page 17>

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit No.    Page Number    Description
----------     -----------    -----------

10(a)              19         Business Note  dated May  13, 2002.   Extends  the
                              maturity date of Business Note dated March 13, 2002.

10(b)              21         Business Note dated May 14, 2002.  Additional line
                              of credit facility.

     (b)  REPORTS ON FORM 8-K

The Company filed an 8-K with the Securities and Exchange Commission on June 12, 2002, and as amended on June 21, 2002, to report under Item 4. "Changes in the Registrant's Certifying Accountant", that the Company discontinued its engagement of Arthur Andersen LLP as its auditors. The Company also reported that is was still in the process of retaining a new independent public accountant as of the date of that report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OnCourse Technologies, Inc.
                         a Nevada Corporation

                         By: /s/ Bernard A. Woods III     Date: August 14, 2002
                         ------------------------------
                         Bernard A. Woods III, CEO

                         By: /s/ Charles W. Beyer         Date: August 14, 2002
                         ------------------------------
                         Charles W. Beyer, President

                         By: /s/ William C. Brown         Date:  August 14, 2002
                         ------------------------------
                         William C. Brown, CFO

                                   <Page 18>