Form 10QSB
period 2002-09-30
ONCOURSE TECHNOLOGIES INC
filed 2002-11-15
CIK 1067675

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

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarter ended:  September 30, 2002

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

Number of shares outstanding of each of the issuer's class of common equity, as of November 13, 2002: 18,848,666

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

Transitional Small Business Disclosure Format (Check one):  Yes [   ];  No [ X ]

                          ONCOURSE TECHNOLOGIES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----

PART I  FINANCIAL INFORMATION

        Item 1.   Financial Statements:                                     3

                  Consolidated Balance Sheets                               4
                  Consolidated Statements of Operations                     6
                  Consolidated Statements of Cash Flows                     7
                  Notes to Consolidated Financial Statements                8

        Item 2.   Management's Discussion and Analysis                     13

        Item 3.   Controls and Procedures                                  17

PART II OTHER INFORMATION

        Item 1.   Legal Proceedings                                        17
        Item 2.   Changes in Securities                                    17
        Item 3.   Defaults Upon Senior Securities                          18
        Item 4.   Submission of Matters to a Vote of Security Holders      18
        Item 5.   Other Information                                        18
        Item 6.   Exhibits and Reports on Form 8-K                         18

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

                                   <Page 3>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
As of September 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                    September 30,  December 31,
                    Assets                               2002          2001
                    ------                          -------------  -----------


 Current Assets:
  Cash                                               $   178,877   $    76,761
  Accounts Receivable, Less Allowance for Doubtful
   Accounts of $157,939 and $163,054, Respectively     1,209,459     1,081,189
  Prepaids and Other Assets                              273,709       139,138
  Deferred Income Tax Asset                              701,431       633,805
                                                     -----------   -----------

      Total Current Assets                             2,363,476     1,930,893

 Note Receivable from Shareholder                             --        48,684

 Capitalized Software, Less Accumulated Amortization
  of $3,630,026 and $2,558,611, Respectively           4,990,378     5,014,774

 Property and Equipment, at Cost:
  Computer Equipment and Purchased Software              471,087       448,998
  Capital Projects in Process                                 --        42,357
  Furniture, Fixtures and Vehicles                       137,922       131,649
                                                     -----------   -----------

      Total Property and Equipment                       609,009       623,004

  Less- Accumulated Depreciation                        (396,753)     (313,993)
                                                     -----------   -----------

      Net Property and Equipment                         212,256       309,011

 Goodwill, Less Accumulated Amortization
  of $2,156,755 and $2,156,755, Respectively           5,720,555     5,978,166

 Assembled Workforce, Less Accumulated
   Amortization of $60,238 and $60,238, Respectively     159,762       159,762

 Trade Names, Less Accumulated Amortization
   of $97,778 and $70,278, Respectively                  452,222       479,722

 Distribution Network, Less Accumulated Amortization
   of $228,572 and $164,286, Respectively                371,428       435,714

 Other Assets                                             95,037       158,829
                                                     -----------   -----------

      Total Assets                                   $14,365,114   $14,515,555
                                                     -----------   -----------
                                                     -----------   -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                   <Page 4>

ONCOURSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2002 (Unaudited) and December 31, 2001 (Audited)



                                                    September 30,  December 31,
     Liabilities and Shareholders' Equity               2002          2001
     ------------------------------------           -------------  ------------


Current Liabilities:
 Line of Credit                                      $   339,000   $   120,000
 Current Portion of Long-Term Debt                       120,941       113,122
 Current Portion of Capital Leases                         3,900         5,380
 Accounts Payable                                      1,091,465     1,021,673
 Accrued Commissions                                     117,314       109,813
 Accrued Wages and Other Liabilities                     288,226       194,750
 Notes Payable to Shareholders and Employees             259,353       126,821
 Deferred Revenue                                      1,943,146     1,889,657
                                                     -----------   -----------

     Total Current Liabilities                         4,163,345     3,581,216

Line of Credit                                         1,099,950     1,099,950
Notes Payable to Shareholders and Employees, Less         80,710            --
Current Portion
Long-Term Debt, Less Current Portion                     944,402       730,388
Capital Lease Obligations, Less Current Portion            1,410         1,313

Deferred Income Tax Liability                                 --       397,936

Shareholders' Equity:
 Common Stock, $0.001 Par Value, 50,000,000 Shares
  Authorized, and 18,848,666 and 18,269,253 Shares
  Issued and Outstanding, Respectively                    18,849        18,269
 Preferred Stock, $0.001 Par Value and No Par
  Value,  Respectively, 10,000,000 Shares
  Authorized, 192 and 192 Shares Issued and
  Outstanding, Respectively                              192,000       192,000
 Additional Paid-In Capital                           15,594,706    15,256,331
 Warrants                                                558,171       628,539
 Stock Options                                            69,110        60,598
 Retained Deficit                                     (8,357,539)   (7,450,985)
                                                     -----------   -----------

     Total Shareholders' Equity                        8,075,297     8,704,752
                                                     -----------   -----------

     Total Liabilities and Shareholders' Equity      $14,365,114   $14,515,555
                                                     -----------   -----------
                                                     -----------   -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated balance sheets.

                                   <Page 5>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                     ----------------------       ----------------------

                                                       2002          2001           2002          2001
                                                     --------      --------       --------      --------


Net Sales                                          $1,163,407     $1,261,199     $3,676,979   $ 3,997,336

Cost of Sales                                         606,278        502,575      1,654,896     1,373,725
                                                   ----------     ----------     ----------   -----------

     Gross Profit                                     557,129        758,624      2,022,083     2,623,611

Selling Expenses                                      585,814        558,722      1,529,938     1,724,905

Research and Development                               51,044         71,462        197,114       232,328

Goodwill and Other Intangible Amortization             30,595        334,511         91,786     1,006,588

General and Administrative Expenses                   438,369        518,932      1,362,841     1,646,408
                                                   ----------     ----------     ----------   -----------

     Operating Loss                                  (548,693)      (725,003)    (1,159,596)   (1,986,618)

Interest Expense                                       37,232         36,535        110,183        94,319
                                                   ----------     ----------     ----------   -----------

Loss Before Income Taxes                             (585,925)      (761,538)    (1,269,779)   (2,080,937)

Income Tax Benefit                                    159,403        177,808        367,486       397,009
                                                   ----------     ----------     ----------   -----------

     Net Loss                                      $ (426,522)    $ (583,730)    $ (902,293)  $(1,683,928)
                                                   ----------     ----------     ----------   -----------

Basic and Diluted Loss Per Share                   $    (0.03)    $    (0.03)    $    (0.05)  $     (0.09)
                                                   ----------     ----------     ----------   -----------
                                                   ----------     ----------     ----------   -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 6>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------

                                                         2002           2001
                                                       --------       --------

Cash Flows from Operating Activities:
 Net Loss                                            $  (902,293)   $(1,683,928)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities-
     Depreciation and Amortization                     1,317,882      1,942,878
     Loss on Disposal of Property and Equipment           42,356          1,795
     Non-Cash Compensation                                    --          1,275
     Non-Cash Consulting Services                         29,512        306,690
     Deferred Income Taxes, Net                         (300,735)      (280,753)
     Changes in Current Assets and Liabilities-
      Accounts Receivable                               (128,270)      (100,451)
      Prepaids and Other Current Assets                  (34,594)      (145,805)
      Accounts Payable                                    69,792        184,258
      Accrued Liabilities                                 96,718         (5,592)
      Deferred Revenue                                    53,489          6,781
                                                     -----------    -----------
       Net Cash Provided by Operating Activities         243,857        227,148
                                                     -----------    -----------

Cash Flows From Investing Activities:
 Capitalized Software Development Costs               (1,047,020)      (979,476)
 Purchase of Property and Equipment                      (28,361)       (89,139)
 Other Assets                                             (8,129)          (629)
                                                     -----------    -----------
       Net Cash Used in Investing Activities          (1,083,510)    (1,069,244)
                                                     -----------    -----------

Cash Flows From Financing Activities:
 Proceeds From Line of Credit, Net                       219,000         42,182
 Proceeds From Long-Term Debt and Notes Payable
   to Shareholders and Employees                         525,000        500,000
 Payments on Long-Term Debt and Notes Payable
   to Shareholders and Employees                         (89,925)       (80,693)
 Payments on Capital Lease Obligation, Net                (1,383)        (9,145)
 Proceeds  from Preferred Stock Issuance                      --        192,000
 Proceeds from Common Stock Issuance                     240,393        107,499
 Decrease (Increase) in Notes Receivable
   from Shareholder                                       48,684         (2,741)
                                                     -----------    -----------
       Net Cash Provided by Financing Activities         941,769        749,102
                                                     -----------    -----------

Net Increase (Decrease) in Cash                          102,116        (92,994)
Cash, Beginning of Period                                 76,761        200,411
                                                     -----------    -----------

Cash, End of Period                                     $178,877       $107,417
                                                     -----------    -----------
                                                     -----------    -----------

     The accompanying consolidated notes to financial statements are an integral part of these consolidated statements.

                                   <Page 7>

OnCourse Technologies, Inc. and Subsidiaries

Consolidated Notes to Financial Statements
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

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

(3)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

     Revenue from product sales and related training is recognized upon customer acceptance and delivery of the product and training services performed provided that no significant contractual obligations remain. Customer acceptance is realized after either the customer pays for the software or upon receiving a document from the customer stating that the product has been accepted by the customer. Included in deferred revenues as of September 30, 2002 and December 31, 2001 is approximately $786,000 and $709,000, respectively, of products, which have been delivered and invoiced, but for which the Company has not been notified of customer acceptance and training services invoiced but not yet performed.

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

                                   <Page 8>

     (b)  Software Development Costs-
          --------------------------

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product is established. From the time technological feasibility is established until the product is released, all software costs are capitalized. In addition, capitalized software includes software acquired in the acquisition of a subsidiary. Capitalized costs are reported at the lower of unamortized costs or net realizable value. The costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. During the three and nine months ended September 30, 2002 and 2001, the Company amortized the capital software costs straight-line over either three or five years.

     Costs incurred up to technological feasibility are considered research and development costs. These costs are expensed as incurred. Research and development costs were approximately $51,000 and $71,000 for the three months ended September 30, 2002 and 2001, respectively. Research and development costs were approximately $197,000 and $232,000 for the nine months ended September 30, 2002 and 2001, respectively.

     Computer software development costs capitalized in the three months ended September 30, 2002 and 2001 were approximately $392,000 and $333,000, respectively. Computer software development costs capitalized in the nine months ended September 30, 2002 and 2001 were approximately $1,047,000 and $979,000, respectively. Amortization expense for the three months ended September 30, 2002 and 2001 of approximately $369,000 and $301,000, respectively, is included in cost of sales in the consolidated statements of operations. Amortization expense for the nine months ended September 30, 2002 and 2001 was approximately $1,071,000 and $832,000, respectively.

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

     Goodwill consisting of excess of cost over fair value of the assets acquired in previous acquisitions was amortized on a straight-line basis over seven years for the three and nine months ended September 30, 2001. Goodwill net of accumulated amortization expense was approximately $5,721,000 and $5,978,000 as of September 30, 2002 and December 31, 2001,
     respectively. Goodwill amortization for the three months ended September 30, 2002 and 2001 was approximately $0 and $296,000, respectively.
     Goodwill amortization for the nine months ended September 30, 2002 and 2001 was approximately $0 and $891,000, respectively.

                                   <Page 9>

     The purchase price allocation relating to the assets acquired in the January 31, 2000 acquisition of TekSoft, Inc. ("TekSoft") resulted in several intangible assets: $220,000 for Assembled Workforce, $550,000 for Trade Names and $600,000 for Distribution Network. The amortization of the Assembled Workforce was discontinued in 2002 in accordance with the Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" effective for the fiscal years beginning after December 31, 2001. The amortization of the Assembled Workforce, which was provided utilizing the straight-line method over the estimated useful life of seven years for the three and nine months ended September 30, 2001, was discontinued as of January 1, 2002. The amortization for Distribution Network and Trade Names continues in 2002 and is provided utilizing the straight-line method over the estimated useful life of seven years and fifteen years, respectively. Total amortization expense relating to Assembled Workforce was approximately $0 and $8,000 for the three months ended September 30, 2002 and 2001, respectively. The total amortization expense relating to Assembled Workforce was approximately $0 and $24,000 for the nine months ended September 30, 2002 and 2001, respectively. Total amortization expense relating to Distribution Network and Trade Names was approximately $31,000 for each of the three months ended September 30, 2002 and 2001 and $92,000 for each of the nine months ended September 30, 2002 and 2001.

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

(6)  Notes Payable to Shareholders and Employees-
     -------------------------------------------

     In July 2002, the Company issued a $75,000 demand note payable to two officers of the Company. The note has an interest rate of 8% and principle and interest are due sixty days after a written request for payment by the note holders. As security to the note holders, the Company agreed to issue 300,000 shares of its Common Stock in the event that the Company defaulted on the note.

     In June 2002, the Company issued a $150,000 demand note payable to two officers of the Company. The note has an interest rate of 8% and principle and interest are due sixty days after a written request for payment by the note holders. As security to the note holders, the Company agreed to issue 600,000 shares of its Common Stock in the event that the Company defaulted on the note.

     In March 2002, approximately $80,700 in notes payables to former shareholders of TekSoft were renegotiated to interest only notes through December 31, 2003. The interest rate on the notes was reduced from 16.5% to a floating rate of prime plus 2.0%. The note holders have the option after January 1, 2003 to convert the note to a three-year note at a fixed rate of interest of prime plus 2.0% at the time of conversion. As of September 30, 2002, the balance of these notes was approximately $80,700 at an interest rate of 6.75%.

     As of March 31, 2002, the Company had several notes payable and loans to the former shareholders and employees of TekSoft. The notes had interest rates of 16.5% and were payable monthly and matured at various dates through April 2002. These notes are secured by substantially all of TekSoft's property and equipment. One of the notes was paid in full in April 2002 and another was paid in full in May 2002. The balance of the remaining note as of September 30, 2002 was approximately $34,000 with the due date extended on a month-to-month basis.

                                   <Page 10>

     In February 2002, the Company paid the remaining principal on a $5,000 interest bearing demand note payable to one of its shareholders. The Company accrued interest expense on this note at 7% per year. Interest has not been paid since its inception and is accrued as of September 30, 2002.

(7)  Debt-
     ----

     In August 2002, the Company signed a $300,000 term note with a non-related company that has a maturity date of September 15, 2004. The debt has monthly principal and interest payments of $13,510.13 commencing on October 15, 2002 and is due on the fifteenth day of each month thereafter until paid in full. The interest rate is 7%. The debt is secured by all of the assets of the Company.

     In May 2002, the Company and its bank added an additional line of credit agreement, which provides for borrowings up to $100,000 through August 12, 2002. In August 2002, the bank further extended the maturity date to November 12, 2002. The revolving line of credit is limited to a borrowing base calculated as a specific percentage of qualifying accounts receivable, property and equipment and net capitalized software. The interest rate for the revolving line of credit is at prime plus 1.5%. The debt facility is
     secured by all of the assets of the Company.   Borrowings under this line
     of credit facility were $89,000 as of September 30, 2002 (See Note 10).

     In March 2002, the Company and its bank agreed to extend the maturity date on the $250,000 line of credit from March 13, 2002 to May 13, 2002. In May 2002, the bank further extended the maturity date to January 31, 2003. Borrowings under this line of credit facility were $250,000 as of September 30, 2002.

(8)  Shareholders' Equity -
     ---------------------

     In September 2002, the Company offered and issued 19,875 shares of Company common stock, 19,875 Class A stock purchase warrants and 19,875 Class B stock purchase warrants as payment of $9,938 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.10 to $0.18 for each Class A warrant and from $0.11 to $0.20 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $0.75 to $1.00 per share.

     On September 30, 1999, the Company acquired Cimtronics, Inc. for 153,846 shares to the former shareholders of Cimtronics. In addition, under the terms specified in the purchase agreement, the former shareholders of Cimtronics may receive up to 153,846 additional shares over the five years ending September 30, 2004 based on net income, as defined in the agreement. During the nine months ended September 30, 2002, an additional 60,127 shares were earned under this agreement at an approximate value of $0.13 per share. An additional $7,756 was allocated to goodwill. As of September 30, 2002, all of the 153,846 of contingent shares have been earned and issued.

     In June 2002, the Company offered and issued 14,113 shares of Company common stock, 14,113 Class A stock purchase warrants and 14,113 Class B stock purchase warrants as payment of $7,664 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.20 to $0.44 for each Class A warrant and from $0.23 to $0.48 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $0.75 to $1.00 per share.

     On January 31, 2000, the Company acquired TekSoft for 4,500,060 shares to the former shareholders of TekSoft. In addition, under the terms specified in the purchase agreement, the former shareholders of TekSoft may receive up to 1,500,000 additional shares over the five years ending January 31, 2005 if net sales, as defined in the agreement, increases. During the nine months ended September 30, 2002, an additional 72,991 shares were earned under this agreement at a value of $0.28 per share. An additional $20,437 was allocated to goodwill. As of September 30, 2002, 739,877 of the contingent shares have been earned and issued.

                                   <Page 11>

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

     In 2001, the Company granted 140,000 stock options to an independent contractor at an exercise price of $0.65 per share, and which vest over a 12-month period ending May 3, 2002. The options expire May 3, 2007. During the three months ended September 30, 2002 and 2001, the Company recorded legal and professional expenses for the options vesting during this period of $0 and $55,924, respectively. During the nine months ended September 30, 2002 and 2001, the Company recorded legal and professional expenses of $8,512 and $55,924, respectively. As of September 30, 2002, all of the options were vested.

     During the nine months ended September 30, 2002, none of the stock options granted by the Company were exercised.

(10) Subsequent events-
     -----------------

     Subsequent to September 30, 2002, the Company and the bank extended the maturity date on the $100,000 line of credit facility from November 12, 2002 to February 12, 2003.

                                   <Page 12>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and the other financial information appearing elsewhere in this filing. In addition to historical information, the following discussion and other parts of this filing contain forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company's plans and other information expressed or implied by these forward-looking statements. There may be other risks and circumstances that management is unable to predict. When used in this Quarterly Report, the words "believes", "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements, although there may be some forward-looking statements not accompanied by these expressions.
All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company's sales continue to be negatively affected by the U.S. economy that has caused the Company's manufacturing driven customers to delay making investments in technology-based software solutions. The Company's strategy during 2002 was to continue its investment and development of its technology in preparation for the bi-annual International Manufacturing Technology Show (IMTS) held in September 2002 and with the expectation that the economy was going to improve moderately during the third and fourth quarters of 2002. As part of its strategy, the Company further planned on making expense reductions if the economy didn't improve before and after the IMTS show. The Company met its goal of completing its targeted product development for the show and received positive feedback and interest in its products based on the newest revisions of its software. However, the economy didn't improve as expected. As a result, the Company incurred higher than anticipated losses. The Company plans to begin implementing cost reductions during the fourth quarter that are expected to eventually reduce annual operating costs by approximately $700,000.

The Company believes that the investment made in its product development will increase sales significantly during the next twelve months. The Company has two customers that have indicated that their management team has verbally approved the purchase of the Company's estimating software for a combined sales value of $816,000 and are currently preparing the purchase orders. The Company expects to receive the purchase orders in November 2002. These sales will be recognized over the next twelve months with approximately $600,000 recognized in 2002.

The Company's net sales decreased from $1,261,000 for the three months ended September 30, 2001 to $1,163,000 for the same period in 2002 for an 8% decrease. In the case of the Company's estimating products that have lesser competition, sales have partially declined due to delays in the sale of its software products as potential buyers have pushed back the timing of their purchases in efforts to conserve cash or until economic conditions improve. While the same delays have occurred for the Company's computer-aided-design/computer-aided-manufacturing (CAD/CAM) software products, the Company also faces a significantly higher number of competitors vying for fewer sales opportunities. This competition for CAD/CAM sales has led to discounting off of list price. Deferred revenue increased 10% from $1,763,000 as of June 30, 2002 to $1,943,000 as of September 30, 2002, which contributed to sales being down compared to last year.

Cost of sales was $606,000 or 52% of net sales for the three months ended September 30, 2002 as compared to $503,000 or 40% for the same period in 2001. The gross margin percentage for the three months ended September 30, 2002 declined from the same period in 2001 mostly due to an increase in fixed capitalized software amortization expense for the Company's products and was further negatively impacted by a reduction in sales. The capitalized software amortization expense for the three months ended September 30, 2002 was $369,000 compared to $301,000 for the three months ended September 30, 2001. This increase is due to the Machine Shop Estimating 9.0 and 9.5, CAMWorks 2001, CAMWorks 2001 Plus and ProCAM II products for which the Company began amortizing capitalized costs after their product releases on various dates during or after the three months ended June 30, 2001, but before the beginning of the three months ended September 30, 2002. Many of the other costs recorded as cost of sales are fixed in nature as well.

                                   <Page 13>

Selling expenses increased 5% to $586,000 for the three months ended September 30, 2002 as compared to $559,000 for the same period in 2001. Selling expenses as a percentage of net sales were 50% and 44% for the three months ended
September 30, 2002 and 2001, respectively.   The increase in selling expenses
was largely due to expenses related to the bi-annual IMTS show held in September 2002. The Company incurred approximately $80,000 of additional expenses for the three months ended September 30, 2002 related to the seven day show that it didn't incur for the same period in 2001. The bi-annual show expenses along with reduced sales contributed to the increase in selling expenses as a percentage of net sales. Offsetting the higher show expenses was reduced spending in advertising and promotional activities for the Company's products in 2002 as compared to 2001. The advertising reduction was made due to the Company's decision to direct its resources to developing its product offerings. Also contributing to the reduction was the decline in the economy causing sales to decline, which tightened cash flows and restricted spending.

Total research and development expense was $51,000 and $71,000 for the three months ended September 30, 2002 and 2001, respectively.

Goodwill and other intangible amortization expenses were $31,000 and $335,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease is attributed to the Company implementing the Financial Accounting Standards Board's Statements of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The amortization expense for goodwill was $0 and $296,000 for the three months ended September 30, 2002 and 2001, respectively. The amortization expense for other intangibles was $31,000 and $38,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in amortization of other intangibles is related to the Assembled Workforce acquired as part of the TekSoft acquisition, which under the new accounting rules has an indefinite life and therefore is no longer amortized.

General and administrative expenses decreased to $438,000 for the three months ended September 30, 2002 compared to $519,000 for the same period in 2001. General and administrative expenses as a percentage of net sales were 38% of net sales for the three months ended September 30, 2002 as compared to 41% for 2001. The dollar decrease occurred mostly due to reductions in professional and legal expenses. The Company recorded $42,000 for the three months ended September 30, 2001 for a professional services agreement for consulting services as compared to $0 for the three months ended September 30, 2002. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. In February 2001, this agreement was extended an additional nine months to February 2002, which reduced the monthly amortization related to this agreement from $50,000 to $14,000. Lower spending levels for other professional and legal services and other general administrative expenses during the three months ended September 30, 2002 contributed to the decrease from 2001.

Operating expenses including goodwill and other intangible asset amortization were $1,106,000 for the three months ended September 30, 2002 as compared to $1,484,000 for the same period in 2001.

Interest expense increased from $36,500 for the three months ended September 30, 2001 to $37,200 for the three months ended September 30, 2002. The 2% increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's new products released in 2001 and continued during the nine months ended September 30, 2002 and to fund losses that the Company incurred for the same period. The Company's strategy was to meet targeted product development goals that it set for the IMTS show and borrowed money to support this strategy. The Company also retained employees that it believed necessary to support growth that the Company was expecting in the third and fourth quarters in 2002. Offsetting the Company's higher debt was the benefits of lower interest rates during the three months ended September 30, 2002 as compared to interest rates in the same period in 2001.

The Company had a pre-tax loss of $586,000 for the three months ended September 30, 2002 as compared to the $762,000 pre-tax loss for the three months ended September 30, 2001.

The net loss after the tax benefit was $427,000 and $584,000 for the three months ended September 30, 2002 and 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The comments made in the previous "THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001" section relative to the impact that the economy had on sales are equally appropriate when analyzing the Company's sales for the nine months ended September 30, 2002 and 2001. The Company's net sales decreased from $3,997,000 for the nine months ended September 30, 2001 to $3,677,000 for the same period in 2002 for an 8% decrease. Deferred revenue increased 3% from $1,890,000 as of December 31, 2001 to $1,943,000 as of September 30, 2002.

                                   <Page 14>

Cost of sales was $1,655,000 or 45% of net sales for the nine months ended September 30, 2002 as compared to $1,374,000 or 34% for the same period in 2001. The gross margin percentage for the nine months ended September 30, 2002 declined from the same period in 2001 mostly due to an increase in fixed capitalized software amortization expense for the Company's products and was further impacted by a reduction in sales. The capitalized software amortization expense for the nine months ended September 30, 2002 was $1,071,000 compared to $832,000 for the nine months ended September 30, 2001. This increase is due to the Machine Shop Estimating 9.0 and 9.5, CAMWorks 2001, CAMWorks 2001 Plus and ProCAM II products for which the Company began amortizing capitalized costs after their product releases on various dates during or after the nine months ended September 30, 2001, but before the beginning of the nine months ended September 30, 2002. Many of the other costs recorded as cost of sales are fixed in nature as well.

Selling expenses decreased 11% to $1,530,000 for the nine months ended September 30, 2002 as compared to $1,725,000 for the same period in 2001. Selling expenses as a percentage of net sales were 42% and 43% for the nine months ended
September 30, 2002 and 2001, respectively.   The decline in selling expenses
occurred largely due to reduced spending in advertising and promotional activities for the Company's products in 2002 as compared to 2001. The advertising reduction was made due to the Company's decision to direct its resources to product development. Also contributing to the reduction was the decline in the economy causing sales to decline, which tightened cash flows and restricted spending.

Total research and development expense was $197,000 and $232,000 for the nine months ended September 30, 2002 and 2001, respectively.

Goodwill and other intangible amortization expenses were $92,000 and $1,007,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is attributed to the Company implementing the Financial Accounting Standards Board's Statements of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The amortization expense for goodwill was $0 and $891,000 for the nine months ended September 30, 2002 and 2001, respectively. The amortization expense for other intangibles was $92,000 and $116,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in amortization of other intangibles is related to the Assembled Workforce acquired as part of the TekSoft acquisition, which under the new accounting rules has an indefinite life and therefore is no longer amortized.

General and administrative expenses decreased to $1,363,000 for the nine months ended September 30, 2002 compared to $1,646,000 for the same period in 2001. General and administrative expenses as a percentage of net sales decreased to 37% of net sales for the nine months ended September 30, 2002 as compared to 41% for 2001. The decrease occurred mostly due to reductions in professional and legal expenses. The Company recorded $21,000 for the nine months ended September 30, 2002 for a professional services agreement for consulting services as compared to the $162,000 for the nine months ended September 30, 2001. This represents a decrease of $141,000 in general and administrative expenses from the nine months ended September 30, 2001. The Company issued 300,000 shares of common stock in 2000 for these services at a value of $2.00 per share. In February 2001, this agreement was extended an additional nine months to February 2002, which reduced the monthly amortization related to this agreement from $50,000 to $14,000. In addition, significant legal and professional expenses were incurred during the nine months ended September 30, 2001 associated with the Company's follow-on expenses for the 10-SB and various other SEC filings. The same level of professional and legal expenses was not incurred during the nine months ended September 30, 2002 thus contributing to the expense decrease.

Operating expenses including goodwill and other intangible asset amortization were $3,182,000 for the nine months ended September 30, 2002 as compared to $4,610,000 for the same period in 2001.

Interest expense increased from $94,000 for the nine months ended September 30, 2001 to $110,000 for nine months ended September 30, 2002. The increase is attributed to additional debt incurred by the Company that was used to finance the development of the Company's new products released in 2001 and continued during the nine months ended September 30, 2002 and to fund losses that the Company incurred for the same period. The Company's strategy was to meet targeted product development goals that it set for the IMTS show and borrowed money to support this strategy. The Company also retained employees that it believed necessary to support growth that it was expecting in the third and fourth quarters in 2002. Offsetting the Company's higher debt was the benefits of lower interest rates during the three months ended September 30, 2002 as compared to interest rates in the same period in 2001

The Company had a pre-tax loss of $1,270,000 for the nine months ended September 30, 2002 as compared to the $2,081,000 pre-tax loss for the nine months ended September 30, 2001.

                                   <Page 15>

The net loss after the tax benefit was $902,000 and $1,684,000 for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses over the last three years and has negative working capital. Based upon its current plans, the Company is expecting to reduce its annual operating expense approximately $700,000 beginning in the fourth quarter 2002. In addition, the Company believes it has the ability to raise sufficient equity and debt funds to meet its operating expenses and capital requirements through fiscal year 2002 and into fiscal year 2003. However, there is no assurance that such additional funds will be available on acceptable terms, if at all. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

The Company's cash position as of September 30, 2002 was approximately $179,000 as compared to $77,000 as of December 31, 2001. During the nine months ended September 30, 2002, net cash provided by operating activities was $244,000 versus $227,000 for the nine months ended September 30, 2001. The relatively low amount of cash flow from operations for the nine months ended September 30, 2002 is largely related to reduced sales caused by the recessionary period experienced by the Company and the manufacturing marketplace and the Company not reducing spending to offset the sales decline. As a result, the Company incurred higher than planned losses during 2002. The Company decided to retain all of its employees because it believed it necessary in order to handle its expected sales growth in 2002 as well as continue developing the next generation of manufacturing software. Management has identified annual expense reductions of approximately $700,000 and will begin implementing the reductions in the fourth quarter 2002.

Cash flows used in investing activities were $1,084,000 and $1,069,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company invested $1,047,000 in capitalized software development costs and $36,000 for property and equipment and other assets for the nine months ended September 30, 2002 as compared to $979,000 and $90,000, respectively, for the same period in 2001.

The Company had positive cash flows from financing activities of $942,000 and $749,000 for the nine months ended September 30, 2002 and 2001, respectively. The financing activities for the nine months ended September 30, 2002 were primarily comprised of positive inflows of $219,000 on the line of credit facility, $300,000 of term debt, $240,000 of common stock proceeds, $225,000 of notes payable to shareholders and a $49,000 shareholder payment of notes receivable, which were partially offset by $91,000 of payments on long-term debt, notes payables to shareholders and capital lease obligations.

The Company's working capital as of September 30, 2002 was a negative $1,800,000 as compared to the negative working capital of $1,650,000 as of December 31,
2001.   The $150,000 decrease in working capital from the December 31, 2001 balance is largely attributable to the unfavorable effects of a $219,000 increase in the current portion of the line of credit, $133,000 increase in the current portion of notes payable to shareholders, $163,000 increase in accounts payables and accrued expenses and $53,000 increase in deferred revenue, which were partially offset by the favorable effects of a $102,000 increase in cash, $128,000 increase in net accounts receivables, $134,000 increase in prepaid and other current assets and a $68,000 increase in deferred income tax assets. The remaining $14,000 difference relates to an increase in accrued commissions and current portion of long-term debt. The short-term line of credit facility increase and additional $225,000 notes payable to shareholders is largely due to lower sales and slower cash collections due to the recession experienced during the nine months ended September 30, 2002 and the Company's strategy of furthering the development of its products in anticipation of the IMTS show in September 2002. The combined spending and lower sales resulted in losses that caused a decline in working capital and adversely affected the Company's ability to pay its vendors on a timely basis.

The Company had total interest bearing debt of $2,850,000 and $2,197,000 as of September 30, 2002 and December 31, 2001, respectively, consisting of current and long-term portions of a line of credit, term debt, capital leases and notes payable to shareholders. This represents an increase of $653,000 during the nine months ended September 30, 2002, which was made up of a $300,000 term note, a $219,000 increase in the Company's line of credit facility and $225,000 of notes payable to shareholders, which were partially offset by a $78,000 reduction in term debt, a $12,000 reduction in notes payables to shareholders and a $1,000 reduction in capital leases. As of September 30, 2002, the Company had borrowings of $1,099,950 and $339,000 against its $1,100,000 long-term line of credit and $350,000 short-term line of credit facilities, respectively. Subsequent to September 30, 2002, the Company and its bank agreed to extend the maturity date of the additional $100,000 line of credit agreement from November 12, 2002 to February 12, 2003. The Company intends on seeking additional debt and equity financing to supplement its cash needs. However, there are no assurances that the bank or other lending or equity sources will provide additional capital financing.

                                   <Page 16>

Shareholder's Equity decreased to $8,075,000 as of September 30, 2002 compared to $8,705,000 as of December 31, 2001. The decrease in Shareholder's Equity for the nine months ended September 30, 2002 is largely attributed to a $902,000 net loss and $4,000 of dividends accrued on preferred stock. This decrease was partially offset by $239,000 of proceeds from the issuance of common stock for cash and services, $28,000 of common stock for contingent shares earned and $9,000 of stock options issued.

The Company invested $1,047,000 in capitalized software for the nine months ended September 30, 2002. This compares to $979,000 for the nine months ended September 30, 2001. The Company believes that the development work done in 2001 and the nine months ended September 30, 2002 related to automatic feature recognition as found in its CAMWorks and ProCAM II CAD/CAM software and the integration of this technology with its estimating software will provide significant revenue opportunities in the fourth quarter 2002 and 2003. Offsetting $28,000 of property and equipment purchases for the nine months ended September 30, 2002 was a disposal of a partially developed customer relationship management software package that has a book value of approximately $42,000. The Company determined that the cost to complete the development and implementation of this package was significantly higher than planned and decided that it would seek other alternatives.

The Company intends on financing future expenditures for property and equipment, capitalized software and sales growth using capital provided by sales of common stock through private placement activities. Capital is required in order to supplement lower than expected internally generated cash flows from operations due to the recessionary period experienced during the nine months ended September 30, 2002 and the year ended December 31, 2001 and as projected for the third quarter of 2002. However, Management expects cash flow from operation to increase as the Company begins implementing targeted cost reductions beginning in the fourth quarter 2002.

ITEM 3.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

ITEM 2.   CHANGES IN SECURITIES

In September 2002, the Company offered and issued 19,875 shares of Company common stock, 19,875 Class A stock purchase warrants and 19,875 Class B stock purchase warrants as payment of $9,938 in professional services to a vendor. The warrants were issued with initial estimated values (based on Black-Scholes valuation model) ranging from $0.10 to $0.18 for each Class A warrant and from $0.11 to $0.20 for each Class B warrant and expire in 2005 and 2007, respectively. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price ranging from $0.75 to $1.00 per share.

                                   <Page 17>

On September 30, 1999, the Company acquired Cimtronics, Inc. for 153,846 shares to the former shareholders of Cimtronics. In addition, under the terms specified in the purchase agreement, the former shareholders of Cimtronics may receive up to 153,846 additional shares over the five years ending September 30, 2004 based on net income, as defined in the agreement. During the nine months ended September 30, 2002, an additional 60,127 shares were earned under this agreement at an approximate value of $0.13 per share. An additional $7,756 was allocated to goodwill. As of September 30, 2002, all of the 153,846 of contingent shares have been earned and issued.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the three months ended September 30, 2002 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

None Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit No.   Page Number     Description
-----------   -----------     -----------

10(a)              21         Business Note dated August 12, 2002.  Extends  the
                              maturity date of Business Note dated November 12, 2002.

     (b)  REPORTS ON FORM 8-K

     None Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OnCourse Technologies, Inc.
                    a Nevada Corporation

                    By:  /s/ Bernard A. Woods, III     Date:  November 14, 2002
                         ----------------------------
                         Bernard A. Woods III, CEO

                    By:  /s/ Charles W. Beyer          Date:  November 14, 2002
                         ----------------------------
                         Charles W. Beyer, President

                    By:  /s/ William C. Brown          Date:  November 14, 2002
                         ----------------------------
                         William C. Brown, CFO

                                   <Page 18>

CERTIFICATIONS
--------------

I, Bernard A. Woods III, Chief Executive Officer of OnCourse Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of OnCourse Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

                                   /s/ Bernard A. Woods, III
                                   -------------------------
                                   Bernard A. Woods III
                                   Chief Executive Officer

I, William C. Brown, Chief Financial Officer of OnCourse Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of OnCourse Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                   <Page 19>

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

                                   /s/ William C. Brown
                                   --------------------
                                   William C. Brown
                                   Chief Financial Officer

                                   <Page 20>